Form 10-K
period 1993-12-31
CONRAIL INC
filed 1994-03-25
CIK 897732

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                          -----------------
                                    OR

  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-12184

                               CONRAIL INC.
                               ------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23 2728514
- ---------------------------------      ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
- ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip-Code)

Registrant's telephone number, including area code  (215) 209-4000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered

Conrail Inc.                            New York Stock Exchange
Common Stock (Par Value $1.00)          Philadelphia Stock Exchange
and Common Stock Purchase Rights        ---------------------------
- --------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------     ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 1, 1994): $4,842,644,454

Shares of Common Stock outstanding (as of March 1, 1994): 79,647,656

DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for Annual Meeting of Shareholders to be held on May 18, 1994 - Part III

                            TABLE OF CONTENTS
                            -----------------


         Item                                                      Page
         ----                                                      ----

Part I     1.  Business......................................         1
           2.  Properties....................................         1
           3.  Legal Proceedings.............................        15
           4.  Submission of Matters to a Vote of Security
                  Holders....................................        21
               Executive Officers of the Registrant...........       21


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................       24
           6.  Selected Financial Data........................       24
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................       27
           8.  Financial Statements and Supplementary Data....       37
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......       60


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................       60
          11.  Executive Compensation.........................       60
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................       60
          13.  Certain Relationships and Related Transactions.       60


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................       61

Power of Attorney.............................................       66
Signatures....................................................       66

Exhibit Index.................................................       68

                               PART I

Item 1.   Business.
- ------    --------
      and
Item 2.   Properties.
- ------    ----------
     GENERAL.  On July 1, 1993, pursuant to an Agreement and Plan of
     -------
Merger approved by the shareholders of Consolidated Rail Corporation on May 26, 1993, each share of Consolidated Rail Corporation common stock that was issued and outstanding or held in the treasury, and each outstanding share of Consolidated Rail Corporation preferred stock, all of which were held by the Non-union Employee Stock Ownership Plan (the "ESOP"), were automatically converted into one share of common stock and preferred stock, respectively, of Conrail Inc., which was incorporated in Pennsylvania on February 12, 1993 to be the holding company of Consolidated Rail Corporation. On July 1, 1993, Conrail Inc. became the publicly held entity and holding company of Consolidated Rail Corporation, which remains Conrail Inc.'s only significant subsidiary and primary asset.

     Consolidated Rail Corporation is a Pennsylvania corporation incorporated on February 10, 1976 to acquire, pursuant to the Regional Rail Reorganization Act of 1973, the rail properties of many of the railroads in the northeast and midwest region of the United States which had gone bankrupt during the early 1970's, the largest of which was the Penn Central Transportation Company.

     Reports on Form 10-K for years prior to 1993 were filed by Consolidated Rail Corporation, and historic data presented herein and therein reflect the results of Consolidated Rail Corporation for those time periods. Unless otherwise indicated, references to Conrail prior to July 1, 1993 denote Consolidated Rail Corporation and its consolidated subsidiaries, and references to Conrail after July 1, 1993 denote Conrail Inc. and its consolidated subsidiaries.

     RAIL OPERATIONS.  Conrail, through its wholly-owned subsidiary
     ---------------
Consolidated Rail Corporation, provides freight transportation services within the northeast and midwest United States. Conrail interchanges freight with other United States and Canadian railroads for transport to destinations within and outside Conrail's service region. Conrail operates no significant line of business other than the freight railroad business and does not provide common carrier passenger or commuter train service.

     Conrail serves a heavily industrial region that is marked by dense population centers which constitute a substantial market for consumer durable and non-durable goods, and a market for raw materials used in manufacturing and by electric utilities. Conrail's traffic levels are substantially affected by its ability to compete with trucks, the economic strength of the industries and metropolitan areas that produce and consume the freight Conrail hauls, and the traffic generated by Conrail's connecting railroads. Conrail remains dependent on non-bulk traffic, which tends to generate higher revenues than bulk commodities, but also involves higher costs and is more vulnerable to truck competition. Conrail expects the national economy to continue to grow slowly and its traffic levels to reflect such growth. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1994 Outlook."

     Conrail's significant freight commodity groups include chemicals and related products, coal, intermodal, automotive parts and finished vehicles, metals and related products, food and grain products, and forest products. Revenues for these freight commodity groups for 1989 through 1993, together with total annual traffic volumes, are set forth in the following tables.

                 FREIGHT COMMODITY GROUPS - REVENUES
                           ($ in Millions)


                                           Years ended December 31,
                                  ----------------------------------------
Freight Commodity Groups          1993     1992     1991   1990(1)   1989(1)
- ------------------------       -------  -------  -------  -------   -------
Chemicals and related products
Revenues.....................  $   588  $   574  $   557  $   578   $   565
Percent of total.............     17.8%    18.0%    17.9%    18.0%     17.5%

Coal
Revenues.....................  $   482  $   555  $   548  $   520   $   493
Percent of total.............     14.6%    17.4%    17.6%    16.2%     15.4%

Intermodal
Revenues.....................  $   621  $   570  $   546  $   554   $   547
Percent of total.............     18.8%    17.9%    17.6%    17.2%     17.0%

Automotive parts and finished
    vehicles
Revenues.....................  $   503  $   442  $   412  $   481   $   513
Percent of total.............     15.3%    13.9%    13.2%    14.9%     15.9%

Metals and related products
Revenues.....................  $   399  $   371  $   374  $   402   $   390
Percent of total.............     12.1%    11.6%    12.0%    12.5%     12.1%

Food and grain products
Revenues.....................  $   345  $   333  $   322  $   324   $   332
Percent of total.............     10.5%    10.4%    10.4%    10.1%     10.3%

Forest products
Revenues.....................  $   286  $   278  $   279  $   295   $   313
Percent of total.............      8.7%     8.7%     9.0%     9.2%      9.7%

Other
Revenues.....................  $    73  $    68  $    71  $    61   $    67
Percent of total.............      2.2%     2.1%     2.3%     1.9%      2.1%


Total line haul revenue......  $ 3,297  $ 3,191  $ 3,109  $ 3,215   $ 3,220
Miscellaneous revenue(2).....      156      154      143      157       191
                               -------  -------  -------  -------   -------
Total freight revenue........  $ 3,453  $ 3,345  $ 3,252  $ 3,372   $ 3,411
                               =======  =======  =======  =======   =======

(1) Results for 1990 reflect a reclassification of certain commodities within freight commodity groups in 1990. None of these changes is significant; however, results for 1989 have been restated on the same basis for comparison purposes.

(2)  Includes switching, demurrage and other miscellaneous revenues.

             FREIGHT COMMODITY GROUPS - VOLUME IN UNITS
        (FREIGHT CARS AND INTERMODAL TRAILERS AND CONTAINERS)
                           (In Thousands)
Freight Commodity Groups       1993    1992    1991    1990    1989
- ------------------------      -----   -----   -----   -----   -----
Chemicals and related
   products.................    387     371     364     391     376
Coal........................    670     730     767     756     708
Intermodal..................  1,357   1,220   1,108   1,138   1,123
Automotive parts and
   finished vehicles........    360     319     289     321     344
Metals and related products.    500     476     461     513     508
Food and grain products.....    272     262     251     255     263
Forest products.............    262     246     246     256     265
Other.......................     95      92      93      80      91
                              -----   -----   -----   -----  ------

All freight.................  3,903   3,716   3,579   3,710   3,678
                              =====   =====   =====   =====   =====

     Chemicals and Related Products.  This group consists of a wide
     ------------------------------
variety of commodities, including agricultural and organic chemicals, fertilizers, plastic pellets, soda ash, construction minerals, and petroleum products. The majority of traffic is joint-line and the primary flows are between Louisiana and Texas, on the one hand, and Delaware, New Jersey, and Pennsylvania on the other. This segment's customer base and origin/destination pair mix are both large and diverse, with none occupying a dominant position in terms of Conrail's traffic volume or revenues. Conrail's chemical traffic fluctuated moderately from 1989 through 1993, but has increased in each of the last two years. In 1993, a 6.4% increase in volume resulted in a 3.5% increase in revenues compared with 1992.

     Conrail's chemical traffic includes chlorine, smaller volumes of other hazardous chemicals and non-hazardous substances which, if spilled or released into the atmosphere, could be dangerous and could result in significant liability to Conrail. Under catastrophic circumstances, such liability could exceed Conrail's $250 million in insurance coverage for such accidents. It is impossible to eliminate the risk of such liability; however, Conrail has not experienced any significant liability as a result of an accident involving chlorine or any other such substance and has safety procedures designed to prevent the occurrence of such accidents, or limit their impact should they occur.

     Increasing regulation by federal, state and local governments of the transportation and handling of hazardous and non-hazardous substances and waste has increased the administrative burden and costs of transporting certain commodities in this group.

     Coal.  In 1993, revenues for this group declined from 1992 by
     ----
13.9%, reflecting a 9.2% decline in traffic volume.  See Item 7 -
"Management's Discussion and Analysis of Financial Condition and
Results of Operations - Strategic Business Plan."

     Utility coal traffic makes up the majority of Conrail's coal business and was adversely affected by decreased coal production resulting from an eight month strike at unionized coal mines. Utility coal moves from mines located on and off Conrail's system to electric utilities located on Conrail. Annual traffic volumes fluctuate with the inventory practices of the electric utilities, their use of alternative sources of energy and the weather. In 1993, coal traffic decreased as utilities depleted much of their coal stockpiles and did not replenish them due to the strike. In addition, the utilities in Conrail's service territory increased their use of nuclear fuel to near capacity levels.

     The federal acid rain legislation enacted in October 1990, which requires electric utilities to significantly limit sulphur dioxide emissions from their generating plants by burning lower sulphur coal or installing emissions control devices, has reduced demand for the higher sulphur coal from mines on Conrail's system, particularly in central Pennsylvania. However, the decline in the volume of coal from mines located on Conrail is being offset, in part, by an increase in Conrail's handling of lower sulphur coal from sources on Conrail lines formerly owned by The Monongahela Railway Company (now merged into Conrail) and from off-line sources to utilities located on Conrail's system.

     Metallurgical, industrial/cogeneration and export coal represent the three remaining segments of Conrail's coal traffic with volumes essentially equal in each of these areas. Conrail's traffic volume and revenue from metallurgical coal increased slightly in 1993 due to gains in market share, after having declined in each year since 1989 as the domestic steel industry eliminated inefficient production capacity.

     Conrail's traffic volume and revenue for industrial/cogenera-tion coal also increased slightly in 1993, although growth in this area is not expected to be as strong as originally projected, as a result of slow growth by cogeneration facilities.

     Export coal traffic declined approximately 35% from 1992, a year in which export volumes had declined 16% from the record levels of 1991. The 1993 declines were, in significant part, the result of the coal strike, which created increased domestic demand for coal historically used for export, as well as continuing competition by exports from South Africa and the former Soviet republics.

     Intermodal.  Conrail continues to be one of the rail industry's
     ----------
leaders in handling intermodal traffic, with revenues increasing 9% in 1993 and significantly higher volumes, 11.2%, over 1992. For the sixth consecutive year, Conrail handled over 1 million units of intermodal traffic.

     Conrail's intermodal traffic consists of three segments. The first segment is Conrail's premium service traffic which principally involves shipments for the U.S. Postal Service, United Parcel Service and less-than-truck-load companies. The four-year U.S. Postal Service contracts for over 1,000 origin-destination points, which were awarded in July 1989, were renewed in July 1993 for a period extending to July 1995. During 1991, the Postal Service implemented incentive rates permitting its bulk mail customers to receive discounts for providing their own transportation to destination Postal Service facilities. This change has reduced Conrail's postal traffic; however, Conrail has offset this decline, in part, by increased traffic directly from bulk mailers.

     The second segment is domestic traffic, which includes a variety of commodities and customers. Most of the 15% growth in this segment in 1993 was attributable either to market share gains through new partnerships with major nationwide truckload carriers, or to RoadRailer growth through Triple Crown Services Company, a joint venture with Norfolk Southern Corporation.

     International container traffic constitutes the third segment of Conrail's intermodal traffic. International container traffic chiefly involves goods produced in the Pacific Basin and shipped by rail from west coast ports to east coast markets. Conrail and its western railroad connections are able to participate in this traffic because they have established superior transit times compared with the all-water route through the Panama Canal. Conrail also participates in traffic moving through Atlantic ports for import and export trade with European and Mediterranean markets. Conrail's Atlantic traffic increased 14% over 1992 levels.

     Automotive Parts and Finished Vehicles.  Conrail's automotive
     --------------------------------------
parts and finished vehicles traffic continues to benefit from the strengthening domestic economy and the approximately 10% increase in North American vehicle production in 1993 over 1992. Reflecting this increase in domestic production, finished vehicles volume increased 21%, while automotive parts volume increased 4.5%. Total 1993 volume increased 13.4% from 1992, with 1993 revenues 14.3% higher than 1992. In terms of revenues, General Motors and Ford were among Conrail's five largest customers in 1993; Chrysler was among Conrail's ten largest customers.

     This commodity group, especially the automotive parts segment, is subject to vigorous truck competition. The increase in automotive parts traffic represents, in addition to increased production, Conrail's gain in market share through the use of new products and logistics services.

     In 1993, Conrail's automotive parts and finished vehicles traffic was favorably affected by the increased strength of the yen against the U.S. dollar, which created incentives for foreign-based domestic manufacturers to shift additional production to the United States and to export domestically produced vehicles. Conrail also expects the enactment of the North American Free Trade Agreement to continue to increase its automotive parts and vehicle traffic to and from Mexico.

     Metals and Related Products.  This commodity group includes
     ---------------------------
metals (such as iron, steel, and aluminum), iron ores, scrap metal, and coke from coal. An increase in traffic volume in 1993 of 5.1% resulted in increased revenue of 7.5% from 1992 levels. Revenue from metals traffic, which accounted for approximately $310 of the $399 million for this group, increased approximately 13% on increased volume of approximately 16.5%. Increases in volume due to gains in market share from trucks were partially offset by declining revenues from shorter hauls.

     Conrail serves directly, or via short line switching carriers, many of the nation's largest active integrated steel production facilities, as well as the major sources of scrap, the raw material used by mini-mills located both on and off Conrail to make steel. Although a significant portion of the active domestic steel industry is along the Cleveland-Chicago corridor on Conrail's system, the traditional domestic steel industry (using integrated steel production facilities) continues to eliminate inefficient production capacity, which has adversely affected the volume of raw materials for steel production handled by Conrail, and could continue to do so. In 1993, coke and iron ore revenue declined approximately 9% on decreased volumes of 11% compared to 1992 levels.

     Food and Grain Products.  This commodity group includes fresh
     -----------------------
and processed food products moving primarily in boxcars, and grain and grain products moving in covered hopper and tank cars. In 1993, food and grain revenue increased 3.7% on increased volume of 3.6%, primarily as the result of substantial increases in export grain traffic. Grain and grain products generated $240 million of the $345 million in revenue in 1993. Export grain traffic, which is highly variable and depends on the value of the U.S. dollar and the size of domestic and international grain harvests, increased significantly (approximately 60%) over 1992, a year in which traffic declined 25% from 1991 levels. Food products revenue and volume declined approximately 4.5%.

     Forest Products.  This commodity group includes paper and wood
     ---------------
products moving in boxcars and certain lumber and related products moving on flatcars. These commodities generated $286 million in revenue in 1993, representing increased revenue of 3.0% on increased volume of 6.5% over 1992 levels.

     Other.  Other commodity groups include miscellaneous
     -----
commodities that are transported in boxcars, such as general manufactured goods, and stone and construction materials. These commodities generated $73 million in revenue in 1993. Volume remained stable compared with 1992 levels.

     The Service Group System.  In late 1993, Conrail announced the
     ------------------------
reorganization of its Marketing and Sales and Operating Departments into four service networks: Intermodal Service, Automotive Service, Unit Trains Service and Core Service. The Unit Trains network will handle coal and ore traffic, with the remaining commodities, other than automobiles and intermodal, to be handled by the Core network. Effective in 1994, each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers. Beginning in 1994, Conrail's traffic and revenue statistics will be reported on a service group basis.

     Certain Statistics.  The following tables provide various
     ------------------
measurements relating to Conrail's rail operations from 1989 through 1993:

                                          PRODUCTIVITY DATA
                                       Years ended December 31,
                                ------------------------------------
                                1993    1992    1991    1990    1989
                              ------  ------  ------  ------  ------
Operating ratio (1).....        82.9%   84.0%  108.0%   87.3%   94.2%
Compensation and
  benefits ratio........        35.6%   37.0%   37.9%   40.0%   42.2%
Employees
  (average).............      25,406  25,380  25,852  27,787  31,574
Gross ton miles
  per freight employee
  hour worked (2)(3)....       3,805   3,746   3,717   3,513   3,139
Gross ton miles per
  freight train hour
  (thousands)(2)(3).....       119.0   122.1   120.0   112.1   104.6
Gross ton miles per
  locomotive in service
  (millions)(2)(3)......       102.4   107.1   107.6   103.4    98.8
Gross ton miles per
  gallon of fuel (2)....         745     770     776     741     710

- ---------
(1) Without the $719 million special charge in 1991, Conrail's operating ratio (operating expenses as a percent of revenues) would have been 85.9%. Without the $234 million special charge in 1989, Conrail's operating ratio for 1989 would have been 87.3%. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Consolidated Financial Statements elsewhere in this Annual Report.
(2)  Excluding subsidiaries.
(3)  Locomotive weight not included.

                                      QUALITY OF SERVICE DATA(1)
                                        Years ended December 31,
                               ------------------------------------
                               1993    1992    1991    1990    1989
                               ----    ----    ----    ----    ----
Miles of track under
  slow order................     62      73      90     158     234
Locomotive out of service
  ratio.....................    8.3%    8.8%    7.8%    6.8%    6.9%
Freight cars requiring
  heavy repairs.............    4.7%    4.0%    2.9%    2.6%    2.5%
Reportable train accidents (2)  155     148     183     149     150
Cost of loss and damage
  incidents as a percent
  of revenue................    .39%    .39%    .39%    .37%    .37%

- ----------------
(1)  Excluding subsidiaries.
(2) Reportable train accidents for 1992 has been restated to include 6 incidents that occurred in 1992, but were reported in 1993.

     COMPETITION.  Conrail's rail operations face significant
     -----------
competition from trucks, from the availability of the same or substitute goods made by producers located at points not served by Conrail, and from other railroads. The trucking industry is especially competitive in this part of the country because, on average, freight in this region is moved shorter distances than in the West, and the cost characteristics of the railroad and trucking industries generally make trucks more competitive over shorter distances.

     Price and service competition from trucks is especially evident in the movement of intermodal freight, auto parts, and finished steel. Competition from trucks has been increased by the passage of legislation removing certain barriers to entry into the trucking business and allowing the use of wider, longer, and heavier trailers and multiple trailer combinations. The introduction of larger trailers and multiple trailer combinations in recent years has substantially increased productivity in the trucking industry. Any future legislation permitting further increases in truck capacity could have a substantial adverse effect on the competitiveness of railroads.

     CSX Corporation and Norfolk Southern Corporation are Conrail's principal railroad competitors. Conrail is also subject to competi-tion from smaller, regional railroads. The assets of the Delaware & Hudson Railway Company ("D&H"), a regional competitor of Conrail's, have been purchased by a subsidiary of CP Rail, a large Canadian railroad. CP Rail's use of D&H's former tracks, coupled with addi-tional trackage rights it has obtained, has resulted in increased rail competition in Conrail's service area. The consummation of a merger or joint cooperation agreement between CP Rail and Canadian National Railroad could result in increased competition in certain portions of Conrail's service territory, depending upon the nature and terms of any such arrangement. In addition, certain of Conrail's railroad competitors have become multi-modal transportation companies by purchasing previously independent water carriers or small shipment motor carriers, or both, and have thereby extended their operations into Conrail's service area.

     An important influence on Conrail's competitive position is government regulation as administered by the Interstate Commerce Commission ("ICC"). Prior to 1980, regulation significantly inhibited the ability of railroads to respond to changing transportation markets. The Staggers Rail Act of 1980 ("Staggers Act") substantially reduced the restrictions of regulation. In particular, railroads were given more freedom to reduce costs and adjust prices, which enabled them to compete more effectively and to raise prices for traffic previously carried at a loss or at below market prices. Under the Staggers Act, the ICC also has deregulated a significant amount of railroad traffic, including intermodal and most boxcar traffic, finished vehicles and miscellaneous commodities moving in other types of equipment.

     The Staggers Act further enhanced railroads' competitive options by permitting the use of railroad-shipper contracts for traffic still regulated by the ICC, under which the parties can set the price, service standards and term for a special transportation movement. These contracts generally provide for prices lower than tariff rates and usually do not guarantee that any given amount of freight will be shipped during their term. As of December 31, 1993, Conrail was a party to 3,962 such contracts for regulated traffic, which Conrail estimates accounted for 35% of its line-haul revenues in 1993. Although some contracts have a term longer than one year, most contracts are for one year or less. The majority of Conrail's multi-year contracts are subject to cost-related adjustments that provide for flat percentage increases. The cost-based provisions in certain of these contracts are tied to indices under the jurisdiction of the ICC. Action by the ICC to adjust these indices for productivity gains by the railroads has had an adverse impact on Conrail's ability to recover costs under such contracts, which accounted for less than 3% of Conrail's line haul revenues in 1993. For a discussion of regulation of the railroad industry, see "Government Regulation" and Item 3 - "Legal Proceedings - Conrail Withdrawal from RCAF Master Tariff."

     PROPERTY.  Conrail directly holds no real property.  The only
     --------
significant property holdings are those of Consolidated Rail Corporation. However, a subsidiary of Conrail owns an 81.25% interest in Concord Resources Group, Inc. ("Concord"), whose assets include property used for the treatment and storage of hazardous waste. Conrail plans to dispose of Concord. See Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report.

     As of December 31, 1993, Consolidated Rail Corporation (excluding its subsidiaries) maintained 20,109 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 11,831 mile route system. Of total route miles, 9,961 are owned, 56 are leased or operated under contract and 1,814 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1993, virtually all track over which at least 10 million gross tons moved annually (6,276 track miles) was heavy-weight rail of at least 127 pounds per yard, and approximately 98% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1993, Conrail had 9,412 miles of continuous welded rail on track it maintained.

     As of December 31, 1993, all of the 5,647 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 33% had a maximum operating speed of at least 70 MPH. As of December 31, 1993, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1993, 7,610 miles of track were controlled by automatic signal systems.

     As a result of the strategic planning process, certain under-utilized rail lines and other facilities were identified for disposal in order to avoid future capital costs and to improve Conrail's return on assets. The expected losses upon disposition of such assets were included in the 1991 special charge. See Note 10 to the Consolidated Financial Statements elsewhere in this Annual Report. As the new Service Group structure is implemented, additional assets not required to support the structure may be identified.

     The following table indicates the number of locomotives and freight cars owned (or subject to capitalized leases) and includes 17,595 freight cars used by Conrail under operating leases. These total figures are as of December 31, 1993, and include stored or surplus units, but exclude subsidiaries, which have an immaterial number of locomotives and freight cars:

                    LOCOMOTIVES AND FREIGHT CARS
                    ----------------------------
                                                 Number of Units
                                             ----------------------
                                              Total       Stored(1)
                                             ------       ---------
     LOCOMOTIVES........................      2,187           61
                                              -----         ----
       Road.............................      1,911           30
       Switching........................        276           31

                                              Total       Surplus(2)
                                             ------       ---------
     FREIGHT CARS.......................     60,017       10,488
                                             ------       ------
       Box..............................      9,245        1,368
       Covered Hopper...................      4,953          527
       Open Hopper......................     17,821        5,501
       Gondola..........................     14,163        2,267
       Coil Steel.......................      4,478          226
       Multi-Level......................      5,288          129
       Flat and Other...................      4,069          470

- -----------
(1) Serviceable locomotives not required for current operations on December 31, 1993. The number of locomotives stored during 1993 fluctuated between 54 and 150 due to variations in traffic and fleet adjustments.
(2) Freight cars which did not move during the seven days immediately preceding December 31, 1993 and which were available for loading. The number of surplus freight cars during 1993 fluctuated due to variations in traffic and fleet adjustments. December 31, 1993 was a date on which a relatively high number of freight cars were surplus as a result of low traffic.

     On December 31, 1993, the average age of Conrail's road locomotives, not including stored-serviceable units, was 15.3 years. The average age of the total locomotive fleet was 16.6 years, and the average age of the total freight car fleet was 21.0 years.

     CAPITAL EXPENDITURES.  The following tables provide information
     --------------------
concerning capital expenditures from 1989 through 1993:

                        CAPITAL EXPENDITURES
                            (In Millions)
                                       Years ended December 31,
                                 ------------------------------------
                                 1993    1992    1991    1990    1989
                                 ----    ----    ----    ----    ----
Track rehabilitation........     $207    $275    $186    $194    $278
Rolling stock and transportation
equipment...................      314      57     127      89     217
Other(1)....................      129     159      85      98     183
                                 ----    ----    ----    ----    ----
Total.......................     $650    $491    $398    $381    $678
                                 ====    ====    ====    ====    ====
Subsidiaries (included in
Total)......................     $  3    $ 12    $ 12    $  5    $ 13

- ------------
(1)Includes communications and signals, bridges and tunnels, computers and telecommunications, and other improvements.

                        TRACK REHABILITATION
                                       Years ended December 31,
                               -------------------------------------
                                1993    1992    1991    1990    1989
                               -----   -----   -----   -----   -----
Track miles surfaced......     3,154   3,671   3,247   3,228   3,989
Track miles of rail laid..       201     312      78      72     207
Ties installed (millions).       1.0     1.4     1.2     1.2     1.4

     EMPLOYEES AND LABOR.  Including subsidiaries, Conrail's average
     -------------------
number of employees for 1993 was 25,406. Consolidated Rail Corporation (excluding subsidiaries) averaged 24,596 employees in 1993, 86% of whom are represented by a total of 15 labor organizations and are covered by 23 separate collective bargaining agreements, all of which contain a moratorium clause providing that neither party may serve a notice seeking to revise the agreement prior to November 1, 1994.

     Under a decision by the U.S. Supreme Court on April 28, 1987, rail unions have the right, under the Railway Labor Act and other federal laws, to engage in secondary picketing against any railroad. As a result, a labor dispute between one railroad and a union can cause a strike to spread to any other railroad, or to all other railroads, whether or not the union has a collective bargaining agreement or a dispute with such other railroads. There is also the potential that railroads may be subject to secondary picketing in the event of a strike in the airline industry, which, like the railroad industry, is subject to the Railway Labor Act.

     Should Conrail or its subsidiaries be the subject of a strike or secondary picketing, Conrail's rail operations could be severely curtailed or stopped.

     GOVERNMENT REGULATION.  Conrail is subject to environmental,
     ---------------------
safety, and other regulations generally applicable to all businesses, and its rail operations are also regulated by the ICC, the Federal Railroad Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

     The ICC has jurisdiction over, among other things, rates charged for certain traffic movements, service levels, freight car rents, and issuance or guarantee of railroad securities. It also has jurisdiction over the situations and terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers and of other carriers by rail common carriers, and labor protection provisions in connection with the foregoing.

     Under the Staggers Act, federal regulation of rates and services has been reduced. The ICC has deregulated rates for intermodal traffic, most boxcar traffic, and, most recently, a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. See "Competition." As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions.

     The FRA has jurisdiction over safety and railroad equipment standards.

     Conrail's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to Consolidated Rail Corporation being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), increasing regulation of the transportation and handling of certain hazardous and non-hazardous commodities and waste has resulted in additional administrative and operating costs. Also, by 1995, the United States Environmental Protection Agency must issue regulations applicable to new locomotive emissions. Locomotive engines (other than those defined as new) may be regulated by the states based on standards and procedures currently being developed by the state of California. Depending upon the standards adopted, additional investments will likely be required to bring other than new locomotives into compliance. Except as it relates to the 1991 special charge, compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on Conrail's capital expenditures, earnings or competitive condition. See "Item 7 - Management's Discussion and Analysis of

Financial Condition and Results of Operations - Environmental
Matters" and Notes 10 and 12 to the Consolidated Financial
Statements elsewhere in this Annual Report.


Item 3.  Legal Proceedings.  References to Conrail in "Item 3. Legal
- ------   -----------------
Proceedings" shall denote Consolidated Rail Corporation unless otherwise expressly noted.

     Occupational Disease Litigation.  Conrail has been named as a
     -------------------------------
defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging
(1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; and (3) repetitive motion injury in connection with railroad employment. As of December 31, 1993, Conrail is a defendant in 694 pending asbestosis suits, 1,262 pending hearing loss suits and 16 pending repetitive motion injury suits, and had notice of 609 potential asbestosis claims, 4,746 potential hearing loss claims and 1,049 potential repetitive motion injury claims.

     Conrail expects to be named as a defendant in a significant number of occupational disease cases in the future.

     Structure and Crossing Removal Disputes in Connection With
     ----------------------------------------------------------
Lines Abandoned Under NERSA.  Conrail may be responsible, in whole
- ---------------------------
or in part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under the Northeast Rail Service Act of 1981 ("NERSA") (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). Conrail's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis. Some states have imposed upon Conrail the obligation to remove certain crossings.

     In 1989, an organization of interests that own property under and adjacent to Conrail's elevated West 30th Street rail line running along the west side of lower Manhattan filed a petition with the ICC seeking to force Conrail to abandon the line and finance its removal, which could cost in excess of $30 million. The ICC voted in January 1992 to grant the property owners' petition, subject to the owners posting a bond indemnifying Conrail for any demolition costs exceeding $7 million. The property owners have refused to post the bond. The parties have appealed to the United States Court of Appeals for the District of Columbia.

     Conrail Withdrawal from RCAF Master Tariff.  The Rail Cost
     ------------------------------------------
Adjustment Factor ("RCAF") is an index of rail costs issued by the ICC according to which railroads may adjust their regulated rates for inflation and cost increases free of regulatory interference. In March 1989, the ICC decided to offset the quarterly RCAF by the entirety of the average rail industry productivity gain, in a proceeding previously disclosed by Conrail in its quarterly report on Form 10-Q for the period ended June 30, 1992 ("Productivity Adjustment to Cost Recovery Process").

     On January 1, 1990, Conrail ceased applying RCAF increases to its regulated rates, by ending its participation in the RCAF master tariff. Effective July 1, 1990, Conrail published a series of inde-pendent rate increases approximately equal to its increases in costs as reflected by the RCAF. Conrail's action was contested, but was upheld by the ICC. Since July 1, 1990, Conrail has continued to make independent selective increases to its regulated rates. These regulated rates will continue to be subject to individual challenge to the extent the levels of the increases exceed those previously permitted pursuant to the RCAF and no other statutory provisions bar ICC jurisdiction.

     In January 1991, the ICC commenced a proceeding at the request of a shippers' organization to clarify the legal effect of Conrail's (and other railroads') withdrawal from the RCAF master tariff, including the shippers' assertion that railroads thereby lose protection from challenge for rates previously adjusted under these procedures. In April 1991, Conrail individually opposed and participated in the rail industry's opposition to the petition. A decision is awaited.

     Engelhart v. Conrail.  In connection with the Special Voluntary
     --------------------
Retirement Program offered to certain employees in late 1989 and early 1990, Conrail used surplus funds in its overfunded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Conrail employees brought suit challenging the use of surplus Plan funds (i) to pay administrative Plan expenses previously paid by Conrail, (ii) to fund the Special Voluntary Retirement Program, and (iii) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the federal district court granted Conrail's Motion to Dismiss the majority of counts in the complaint, but declined to dismiss the issue of Conrail's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $25 million as of December 31, 1993. However, Conrail believes that the use of surplus Plan assets for this purpose is lawful and proper. Conrail intends to use surplus Plan assets in a similar manner in connection with the 1994 early retirement program. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - 1994 Outlook.")

     Environmental Litigation.  Conrail is subject to various
     ------------------------
federal, state and local laws and regulations regarding environmental matters. In certain instances, Conrail has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1993, Conrail had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 114 locations throughout the country. However, Conrail, through its own investigations and assessments, believes it may have some potential responsibility at only 54 of these sites. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters.") The significant environmental proceedings, including Superfund sites, are discussed below.

     United States v. Southeastern Pennsylvania Transportation
     ---------------------------------------------------------
Authority ("SEPTA"), National Railroad Passenger Corporation
- ------------------------------------------------------------
("Amtrak"), and Consolidated Rail Corporation.  In March 1986, the
- ---------------------------------------------
United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against Conrail, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls
("PCBs"), a listed hazardous substance under CERCLA. Conrail is sued in its capacity as the operator of the rail yard from April 1, 1976 through December 31, 1982, under an agreement with SEPTA to provide commuter rail service. In March 1992, Penn Central brought suit before the Special Court arguing that the terms of the transfer of its properties to Conrail did not contemplate environmental liability for conditions existing at the time of the transfer. The Special Court has determined it has jurisdiction to hear the matter. In February 1993, Penn Central petitioned the district court to stay all proceedings with respect to it pending the outcome of the proceeding before the Special Court. The EPA has responded by filing a petition to stay the district court proceeding in its entirety pending resolution of the Special Court proceeding.
Motions and cross-motions for summary judgment by the parties are pending.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). As of December 31, 1993, the cost of the RI/FS and of the interim cleanup measures performed by the three defendants is approximately $9 million. Those costs have been shared equally among the three defendants but are subject to reallocation. All work done to date has been performed subject to a denial of liability and without waiving any defense to the governmental claim for cleanup costs or other relief.

     On September 16, 1992, the EPA issued a Special Notice Letter to Conrail, SEPTA, Amtrak and Penn Central Corporation requesting the parties to provide, within 60 days, a good-faith offer to perform all necessary remediation of the Paoli rail yard site, as well as reimbursement of approximately $2.6 million in past response costs of the EPA. The EPA estimates that its remediation plan as set forth in its Record of Decision will cost approximately $28 million. On November 16, 1992, the parties submitted an offer to pay a portion of the estimated cost of the remediation action selected by the EPA. On January 8, 1993, the EPA rejected the parties' offer on several bases, including that the proposal addressed only a portion of the EPA's recommended remedy for the site. The EPA may now issue an administrative order directing any party to carry out its remediation plan, subject to treble damages and daily penalties for failure to comply without sufficient cause. The estimated cost of Conrail's portion of the parties' proposed remedy was included in the 1991 special charge and subsequent adjustments to accruals.

          United States v. Conrail.  The EPA has listed Conrail's
          ------------------------
Elkhart Yard in Indiana on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, the EPA filed a civil action against Conrail in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, the EPA seeks a declaratory judgment against Conrail for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. Conrail believes it is not the sole source and may not be a contributing source to the contamination alleged by the EPA. Conrail filed a third-party action joining Penn Central as a defendant, to which Penn Central has responded by filing a declaratory judgment action in Special Court. (See previous discussion regarding the Special Court under "United States v. SEPTA, et al"). On July 7, 1992, the EPA issued an order requiring Conrail and Penn Central to implement the interim remedy set forth in the Record of Decision. Conrail is performing the interim remedy in compliance with the EPA order and is simultaneously in litigation with the EPA over the implementation of the remedy. Penn Central has declined to participate. The estimated cost of remediation was included in Conrail's 1991 special charge and subsequent adjustments to accruals.

     United States v. Conrail, et al.  Conrail has been identified
     -------------------------------
as the fifth largest generator of waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, Conrail has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, Conrail's liability could increase due to its ques-tionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against Conrail and thirty-five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including Conrail) undertook compliance with the administrative order. Conrail and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. Conrail, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against Conrail and 33 other entities, mandating the remediation of the southern portion of the site. The effective date of the order has been delayed in light of the negotiations.

     The most expensive aspect of the remediation of the site is the clean-up of Source Area 2, which the government estimates at between $45 and $55 million. This Source Area was closed prior to Conrail's incorporation, and therefore Conrail has maintained that it is not liable for the cost of remediating Source Area 2.

     United States v. Conrail, et al.  Conrail is a potentially
     -------------------------------
responsible party ("PRP"), along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. The EPA sued Conrail and nine other parties in August 1991 in the Southern District of Ohio for the recovery of approximately $2 million in past costs. Conrail and other PRP's have commissioned treatability studies. The court has imposed a stay to discuss whether this matter can be settled. The parties are negotiating over the nature of the remediation to be undertaken at the site.

     Commonwealth of Massachusetts v. Conrail.  On April 21, 1992,
     ----------------------------------------
the Massachusetts Attorney General filed suit in Superior Court of Massachusetts alleging Conrail's violation of the Massachusetts Clean Air Act and its implementing regulations by allowing diesel engines to idle unnecessarily and/or in excess of thirty minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially consistent with Conrail's existing idling policy. The Attorney General subsequently filed a complaint alleging Conrail's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that Conrail has failed to comply with certain provisions of the settlement.

     United States v. Consolidated Rail Corporation, The Monongahela
     ---------------------------------------------------------------
Railway Company, et al.  On September 30, 1992, Region VIII of the
- ----------------------
EPA filed an administrative action for civil penalties against Conrail and its former wholly-owned subsidiary, The Monongahela Railway Company (now merged into Conrail), under the Toxic Substances Control Act for allegedly improper handling of a shipment of PCB contaminated soil. The other railroads in the movement and the shipper were served with similar complaints. Conrail is currently negotiating with EPA.

     New York State Department of Environmental Conservation Order
     -------------------------------------------------------------
On Consent.  On February 18, 1993, the New York State Department of
- ----------
Environmental Conservation ("NYSDEC") served Conrail with a draft Order on Consent requiring the payment of fines in connection with its inspection of Selkirk Yard. The order also seeks compensation for the hiring of three full-time NYSDEC employees to monitor Conrail's compliance at Selkirk and two other rail yards in New York. Conrail is negotiating the terms of the Order with NYSDEC.

     Conway Yard, Pittsburgh.  In 1991, Conrail received Notices of
     -----------------------
Violation ("NOV") from the Pennsylvania Department of Environmental Resources ("PADER") alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to Conrail a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway rail yard and requiring the payment of an undisclosed amount of civil fines in connection with violations at the yard, including continuing ground water contamination. Conrail and PADER are negotiating the extent of the investigation and remediation to be undertaken at the yard.

     Other.  In addition to the above proceedings, Conrail has been
     -----
named in various legal proceedings arising out of its activities as an employer and as an operator of a freight railroad, including personal injury actions brought by its employees under FELA, as well as administrative proceedings with and investigation by government agencies.

     In view of the inherent difficulty of predicting the outcome of legal proceedings, particularly in certain matters described above in which substantial damages are or may be sought, Conrail cannot state what the eventual outcomes of such legal proceedings will be. Certain of these matters, if determined adversely to Conrail, could result in the imposition of substantial damage awards against, or increased costs to, Conrail that could have a material adverse effect on Conrail's results of operations and financial position. Conrail's management believes, however, based on current knowledge, that such legal proceedings will not have a material adverse effect on Conrail's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------
     There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

Executive Officers of the Registrant.
- ------------------------------------
     Conrail's officers are elected annually by the Board of Directors at its first meeting held after the meeting of shareholders at which directors are elected, and they hold office until their successors are elected. There are no family relationships among the officers or directors, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1994, relating to the executive officers of Conrail and Consolidated Rail Corporation. An asterisk (*) indicates that such individual is an officer of Consolidated Rail Corporation only:

Name, Age, Present Position          Business Experience During
- ---------------------------                 Past 5 Years
                              ----------------------------------------
James A. Hagen, 61,           Present position since May 18, 1989.
Chairman,                     Served as President - CSX Distribution
  President and Chief         Services, Inc. from March 1988 to April
  Executive Officer           1989.

David M. LeVan, 48,           Present position since December 1993.
Executive Vice President      Served as Senior Vice President -
                              Operations between July 1992 and December
                              1993.  Served as Senior Vice President-Operating
                              Systems and Strategies between November 1991 and
                              June 1992.  Served as Senior Vice
                              President - Corporate Systems between
                              November 1990 and November 1991. Served as Vice President - Corporate Strategy between September 1988 and November 1990.

H. William Brown, 55, Senior  Present position since April 1992.  Served
  Vice President - Finance    as Senior Vice President - Finance
  and Administration          between April 1986 and April 1992.

Gordon H. Kuhn, 43, Senior    Present position since December 1993.
  Vice President - Core       Served as Senior Vice President - Marketing and
  Service Group               Sales between January 1990 and December 1993.
                              Served as Vice President - Marketing between
                              August 1987 and January 1990.

Charles N. Marshall, 52,      Present position since January 1990.
  Senior Vice President -     Served as Senior Vice President -
  Development                 Marketing and Sales between March 1985
                              and January 1990.

Bruce B. Wilson, 58, Senior   Present position since April 1987.
  Vice President - Law

John T. Bielan, Jr., 46,      Present position since March 1992.
  Vice President - Continuous Served as Assistant Vice President - Automotive
  Quality Improvement*        between April 1989 and March 1992.

Ronald J. Conway, 50, Vice    Present position since December 1993.
  President - Intermodal      Served as Assistant Vice President -
  Service Group*              Petrochemicals and Minerals between April
                              1992 and December 1993.  Served as
                              General Manager - Philadelphia Division
                              between 1989 and April 1992.

Timothy P. Dwyer, 44, Vice    Present position since December 1993.
  President - Unit Trains     Served as General Manager - Philadelphia
  Service Group*              Division between April 1992 and December 1993.
                              Served as Assistant Vice President - Metals between 1989 and April 1992.

Gerald T. Gates, 40, Vice     Present position since December 1993.
  President - Mechanical*     Served as Assistant Vice President -
                              Operations Planning and Administration
                              between July 1992 and December 1993.
                              Served as General Manager - Indianapolis
                              Division between September 1990 and July 1992.
                              Served as Assistant General Manager - Albany
                              Division between 1989 and September 1990.

Donald W. Mattson, 51, Vice   Present position since May 1993.  Served as
  President - Treasurer       Vice President - Controller between August
                              1988 and May 1993.


John A. McKelvey, 42, Vice    Present position since May 1993.  Served as
  President - Controller      Vice President - Treasurer between 1988
                              and May 1993.


William B. Newman, Jr., 43,   Present position since 1981.
  Vice President and
  Washington Counsel*

Frank H. Nichols, 47, Vice    Present position since February 1993.
  President - Resource        Served as Assistant Vice President -
  Development*                Finance between November 1988 and
                              February 1993.

Timothy T. O'Toole, 38, Vice  Present position since May 1989.
  President and General       Served as an attorney in the Law
  Counsel                     Department prior to that time.

Richard S. Pyson, 52, Vice    Present position since March 1992.
  President -                 Served as Vice President - Engineering
  Transportation*             between March 1991 and March 1992.  Served as
                              Assistant Vice President - Engineering and
                              Maintenance between March 1990 and March 1991.
                              Served as Chief Engineer - Communications and
                              Signals between 1988 and March 1990.

John M. Samuels, 50, Vice     Present position since March 1992.
  President - Engineering*    Served as Vice President - Continuous
                              Quality Improvement between April 1990
                              and March 1992.  Served as Assistant Vice
                              President - Industrial Engineering
                              between 1980 and April 1990.

Allan Schimmel, 53, Vice      Present position since November 1990.
  President - Administrative  Served as Corporate Secretary and
  Services and Corporate      Assistant to the Chairman since 1980.
  Secretary

Robert E. Swert, 67, Vice     Present position since 1981.
  President - Labor
  Relations*

George P. Turner, 52, Vice    Present position since December 1993.
  President - Automotive      Served as Assistant Vice President -
  Service Group*              Automotive between April 1992 and December
                              1993.  Served as Assistant Vice President-
                              Petrochemicals and Minerals between March
                              1990 and April 1992.  Served as Assistant
                              Vice President - Sales between 1987 and
                              March 1990.

Ralph von dem Hagen, 49,      Present position since September 1989.
  Vice President - Customer   Served as Assistant Vice President - Car
  Service*                    Management between September 1984 and
                              September 1989.

Robert O. Wagner, 57,         Present position since June 1991.
  Vice President -            Served as Vice President - Information
  Information Systems*        Services for Pan American World Airways, Inc.
                              between 1983 and May 1991. (1)

Jeremy T. Whatmough, 59,      Present position since 1979.
  Vice President - Materials
  and Purchasing*

Gery M. Williams, Jr., 52,    Present position since January 1990.
  Vice President - State      Served as Vice President - Sales between
  and Local Affairs*          March 1985 and January 1990.
______________________________
(1) On January 8, 1991, Pan American World Airways, Inc. and its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

                               PART II


Item 5.   Market for Registrant's Common Equity
- ------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------

     Conrail's common stock is listed for trading on the New York
Stock Exchange and the Philadelphia Stock Exchange.   The number of
holders of record of Conrail common stock on March 4, 1994 was 19,735. For the high and low sales prices of Conrail's common stock on the New York Stock Exchange and the frequency and amount of cash dividends for 1993 and 1992. (See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

Item 6.  Selected Financial Data.
- ------   -----------------------
     The selected consolidated financial data included in the following tables have been derived from Conrail's Consolidated Financial Statements. The consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993 and the consolidated balance sheets as of December 31, 1993 and 1992 appear elsewhere in this Annual Report and have been audited by Coopers & Lybrand, independent accountants, as indicated in their report thereon. For purposes of the following selected consolidated financial data, references to Conrail reflect the consolidated entities of Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods.

     The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report.

                                               Years ended December 31,
                                      ---------------------------------------
                                       1993(1)  1992     1991   1990(2)  1989
                                      ------   ------  ------  ------  ------
                                        (In Millions Except Per Share Amounts)
STATEMENT OF INCOME DATA:
Revenues............................  $3,453   $3,345  $3,252  $3,372  $3,411
Operating expenses (before special
charge).............................   2,862    2,811   2,794   2,945   2,979
  Special charge(3).................                      719             234
Income (loss) from operations.......     591      534    (261)    427     198
Interest expense....................    (185)    (172)   (181)   (162)    (82)
Loss on disposition of subsidiary(4)     (80)
0ther income, net...................     114       98     107     121     117
                                      ------   ------  ------  ------  ------
Income (loss) before income taxes and
  the cumulative effect of changes in
  accounting principles.............     440      460    (335)    386     233
Income taxes (benefits).............     206      178    (128)    139      85
                                      ------   ------  ------  ------  ------
Income (loss) before the cumulative
  effect of changes in accounting
  principles........................     234      282    (207)    247     148
Cumulative effect of changes in
  accounting principles.............     (74)
                                      ------   ------  ------  ------  ------
Net income (loss)...................   $ 160   $  282  $ (207) $  247  $  148
Income (loss) per common share
  before the cumulative effect of
  changes in accounting principles..
  Primary...........................   $2.74   $ 3.28  $(2.70) $ 2.55  $ 1.09
  Fully diluted.....................    2.51     2.99   (2.70)   2.39    1.09
Cumulative effect of changes in
  accounting principles.............
  Primary...........................    (.92)
  Fully diluted.....................    (.81)
Net income (loss) per common share (5)
  Primary...........................    1.82     3.28   (2.70)   2.55    1.09
  Fully diluted.....................    1.70     2.99   (2.70)   2.39    1.09
Dividends per common share (5)          1.20     1.00     .85     .75    . 65

                                                    December 31,
                                     ---------------------------------------
                                      1993      1992     1991   1990(2) 1989
                                     -----    ------   ------  ------  -----
                                                    (In Millions)
BALANCE SHEET DATA:
Cash and cash equivalents and
  temporary cash investments........ $  38    $   40   $  135  $ 153   $  502
Working capital (deficit)...........   (13)     (489)    (286)  (216)     153
Total assets........................ 7,948     7,315    7,096  7,245    7,471
Other noncurrent liabilities (net of
  current maturities of debt)....... 2,433     2,075    2,215  2,012    1,190
Deferred income tax................. 1.081       644      429    454      316
Special income tax obligation.......   575       569      627    796      844
Stockholders' equity................ 2,784     2,748    2,661  2,929    4,044

            NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA


1. Conrail adopted Statement of  Financial Accounting Standards
   No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1993. As a result, in the first quarter of 1993 Conrail recorded cumulative after-tax charges of $22 million and $52 million, respectively. In addition, as a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, income tax expense includes $34 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109. See Notes 1, 7 and 8 to the Consolidated Financial Statements included elsewhere in this Annual Report.

2. In 1990, Conrail completed a financial restructuring plan which included a Dutch auction tender offer, the establishment of an employee stock ownership plan for non-union employees ("Non-union ESOP") and a related open market common stock purchase program. Through the Dutch auction tender offer, Conrail purchased 44.64 million shares of its outstanding common stock at a price of $24.50 per share, or an aggregate of $1.094 billion. In March 1990, Conrail issued 9,979,562 shares of Series A ESOP Convertible Junior Preferred stock to the Non-union ESOP in exchange for a promissory note of $288 million. In connection with its restructuring, Conrail acquired 8,715,902 shares of its common stock in the open market for $200 million. The cost of the restructuring was financed with approximately $450 million of available funds, $50 million in short-term borrowings (commercial paper) and with proceeds from the sale of $250 million principal amount of 9 3/4% Notes due 2000 and $550 million principal amount of 9 3/4% Debentures due 2020.

3. Included in 1991 operating expenses is a special charge totalling $719 million, which reduced net income by $447 million. Without the special charge, net income would have been $240 million ($2.73 and $2.48 per share, primary and fully diluted, respectively). The 1989 special charge of $234 million reduced net income by $147 million ($1.08 per share). The 1991 special charge is described in Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report.
   The 1989 special charge included $109 million related to a non-union employee reduction program; a $92 million increase in casualty reserves based on an actuarial valuation; and $33 million for realignment and consolidation of certain administrative and operating functions.

4. In 1993, Conrail committed to a plan for the disposition of its investment in Concord Resources Group, Inc. Pursuant to this plan, Conrail recorded an estimated loss of $80 million for the disposition of its investment, including $19 million for operating losses expected to be incurred during the phase-out period and disposition costs. Conrail also recorded estimated federal tax benefits of $30 million relating to the disposition. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report.

5. Net income (loss) and dividends per common share include the effects of the common stock split which is described in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report. The calculations of income (loss) per common share for 1993, 1992 and 1991 are shown in Exhibit 11, Part IV included elsewhere in this Annual Report.


Item 7.   Management's Discussion and Analysis of Financial
- ------    -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------
Overview
- --------
     For 1993, Conrail's net income was $160 million compared with net income of $282 million for 1992, and a net loss of $207 million for 1991. Results for 1993 include the effects of recording one-time after tax charges of $74 million for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the estimated net loss on the planned disposition of Concord Resources Group, Inc. ("Concord"), $50 million; and the one-time effects on deferred taxes of the increase in the 1993 federal corporate income tax rate, $34 million (see Notes 1, 3, 7 and 8 to the Consolidated Financial Statements elsewhere in this Annual Report). Absent these charges, Conrail's net income for 1993 would have been $318 million. The results for 1991 included the effects of a $719 million special charge ($447 million after income taxes); without the special charge, net income for 1991 would have been $240 million.

     The 1993 results were favorably affected by an improvement in traffic volume (5.0%) and operating revenues (3.2%) compared with 1992, primarily due to the improvement in the economy and an increase in Conrail's market share. In addition, effective cost reduction and containment programs enabled Conrail to limit the increase in its operating expenses to 1.8% over 1992.

     Traffic volume and operating revenues increased in 1992 compared with 1991 (3.8% and 2.9%, respectively), and the increase in Conrail's operating expenses (excluding the 1991 special charge) was less than one percent over 1991, despite higher traffic volume.

Holding Company Formation
- -------------------------
   In May 1993, the shareholders of Consolidated Rail Corporation approved a plan for the adoption of a holding company structure. Under the plan, each share of Consolidated Rail Corporation common stock that was issued and outstanding or held in the treasury and each share of Consolidated Rail Corporation Series A ESOP Convertible Junior Preferred Stock ("ESOP Stock") held by the Non-union Employee Stock Ownership Plan were automatically converted on July 1, 1993 into one share of common stock and one share of ESOP Stock, respectively, of a newly created holding company, Conrail Inc. As a result, Conrail Inc. became the publicly held entity effective July 1, 1993. The change in corporate structure does not represent a change in operations or Strategic Business Plan (see Strategic Business Plan). On July 1, 1993, Conrail Inc. had the
- -----------------------
same consolidated operations, assets, liabilities and stockholders' equity as Consolidated Rail Corporation had on June 30, 1993. In this Annual Report, references to the "Company" or "Conrail" will denote the consolidated entities Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods (see Note 2 to the Consolidated Financial Statements elsewhere in this Annual Report).

Strategic Business Plan
- -----------------------
     Conrail's Strategic Business Plan (the "Plan") for the five year period 1992-1996 set specific 1996 financial goals of an operating ratio (operating expenses as a percent of revenues) of 80% and a return on funded assets at least equal to Conrail's cost of capital. The Plan also targeted revenue growth of $1 billion for that time period. During the second quarter of 1993, Conrail reevaluated the Plan's assumptions, including changes that had occurred or were expected to occur in economic conditions, demand for products of customers served by Conrail and Conrail's market share in each of the industry segments served. Consequently, Conrail revised its revenue growth target to $600 million by 1996. About half of the difference was due to a change in the anticipated demand for coal attributable to slower growth in electrical demand than previously expected, fewer cogeneration plants planned and delays in the start-up of others, and the impact of world competitive market conditions on U.S. coal exports. Changes in the general forecast for the U.S. economy accounted for the remaining difference. Conrail expects an average real annual growth rate for industrial production of 2.8% for the 1991-1996 period, versus the 3.3% originally projected, and inflation is projected at 2.4% annually for the period, compared to an original projection of 3.4%. Industrial production growth affects freight traffic volume, and annual inflation affects freight revenue. Despite the lower revenue target, Conrail's financial goal for 1996 of a return on funded assets equal to its cost of capital remains unchanged, which, if achieved, will require an operating ratio of 78.5% in 1996, based on current assumptions.

     For 1993, Conrail achieved an operating ratio of 82.9% and a return on funded assets of approximately 9.0% compared to its cost of capital of 11%.

1994 Outlook
- ------------
     Conrail expects the 1994 economy to continue its slow growth. Despite signs of a strengthening economy in the fourth quarter of 1993, there is still uncertainty as to whether that pace can be sustained throughout 1994. Conrail's 1994 plans are based on an assumption of 3.0% growth in real gross domestic product and 3.4% growth in industrial production. A key Conrail goal for 1994 is to achieve an operating ratio of 81.5%, excluding any one-time charges.

     On December 15, 1993, the Board of Directors approved a voluntary early retirement program for eligible members of its non-union workforce. Eligible employees had until February 28, 1994 to elect to retire under the program, and the cost of the program is expected to have a material adverse effect on the results of operations for the first quarter of 1994. The transaction will not significantly affect Conrail's cash position as approximately 85% of the cost will be paid from the Company's overfunded pension plan (see Notes 8 and 12 to the Consolidated Financial Statements elsewhere in this Annual Report). Conrail has announced that 330 employees, or 80% of those eligible, accepted the voluntary retirement program for non-union employees. Preliminary estimates of the cost of the program were between $75 million and $85 million before taxes. In addition, the Company expects the extreme winter weather in January, February and early March of 1994 to have a substantial adverse effect on first quarter earnings.

     Conrail expects to implement the service group structure without replacing most of the employees who elected to retire under the non-union employee retirement program. The Company is also reviewing its current utilization of assets required to support the new structure with the goal of identifying excess assets. If identified, certain of such assets may be written down to their realizable values, resulting in a charge to operations. (See
Item 1 - "Business - The Service Group System.")

Results of Operations
- ---------------------
1993 Compared with 1992

     Net income for 1993 was $160 million ($1.82 per share, primary and $1.70 per share, fully diluted) compared with 1992 net income of $282 million ($3.28 per share, primary and $2.99 per share, fully diluted). The decrease in net income is attributable primarily to the following unusual or one-time charges in 1993: one-time after tax charges of $74 million for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the recording of the estimated net loss on the disposition of Concord, $50 million; and the one-time effects on deferred taxes of the increase in the 1993 federal corporate income tax rate, $34 million (see Notes 1, 3, 7 and 8 to the Consolidated Financial Statements elsewhere in this Annual Report). Absent these charges, Conrail's net income for 1993 would have been $318 million ($3.78 per share, primary and $3.43 per share, fully diluted).

     Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) increased $108 million, or 3.2%, from $3,345 million in 1992 to $3,453 million in 1993. A 5.0% increase in traffic volume, as measured in units (freight cars and intermodal trailers and containers), resulted in a $160 million increase in revenues that was partially offset by a 1.6% decrease in average revenue per unit which reduced revenues $54 million. The decline in average revenue per unit is attributable to decreases in average rates which reduced revenue by $62 million, partially offset by a favorable mix of traffic which increased revenues $8 million. Traffic volume increases occurred in the following freight commodity groups: automotive parts and finished vehicles, 13.4%; intermodal, 11.2%; forest products, 6.5%; chemicals and related products, 6.4%; metals and related products, 5.1%; and food and grain products, 3.6%. Coal traffic decreased 9.2%. Switching, demurrage and incidental revenues increased $2 million.

     Operating expenses increased $51 million, or 1.8%, from $2,811 million in 1992 to $2,862 million in 1993. The following table sets forth the operating expenses for the two years:

                                                           Increase
(In Millions)                           1993      1992    (Decrease)
                                      ------    ------    ----------
Compensation and benefits             $1,229    $1,237       $ (8)
Fuel                                     178       173          5
Material and supplies                    194       197         (3)
Equipment rents                          305       290         15
Depreciation and amortization            284       295        (11)
Casualties and insurance                 131       133         (2)
Other                                    541       486         55
                                      ------    ------       ----
                                      $2,862    $2,811       $ 51
                                      ======    ======       ====

     Compensation and benefits costs decreased $8 million, or 0.6%, with relatively stable employment levels. The decrease is attributable primarily to a decrease in payroll taxes, partially offset by increases in fringe benefit costs and increased wage rates. Compensation and benefits as a percent of revenues was 35.6% in 1993 compared with 37.0% in 1992.

     The increase of $15 million, or 5.2%, in equipment rents reflects the effects of new operating leases for equipment and the increase in traffic volume, partially offset by improvement in equipment utilization.

     Depreciation and amortization expense decreased $11 million, or 3.7%, primarily due to lower depreciation rates for locomotives and freight cars as a result of a depreciation study required by the Interstate Commerce Commission.

     Other operating expenses increased $55 million, or 11.3%, primarily due to increases in property and corporate taxes, increases in write-downs of uncollectible accounts, and a reduction in 1992 due to reducing accruals related to the 1991 special charge with no corresponding reduction in 1993.

     Conrail's operating ratio was 82.9% for 1993 compared with 84.0% for 1992.

     Interest expense increased $13 million, or 7.6%, from $172 million in 1992 to $185 million in 1993 due to the net addition of long-term debt in 1993.

     The loss on disposition of subsidiary, $80 million, represents Conrail's estimated gross loss on the planned disposition of Concord (see Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report).

     Other income, net, (representing interest and rental income, property sales and other non-operating items, net) increased $16 million, or 16.3%, from $98 million in 1992 to $114 million in 1993, principally due to higher gains from property sales and increased equity income as a result of higher net income of Conrail's affiliated companies.

1992 Compared with 1991

     Net income for 1992 was $282 million ($3.28 per share, primary and $2.99 per share, fully diluted) compared with a 1991 net loss of $207 million ($2.70 loss per share, primary and fully diluted). The net loss for 1991 included the effects of a $719 million special charge which reduced after-tax earnings by $447 million (see Note 10 to the Consolidated Financial Statements elsewhere in this Annual Report). Without the special charge, net income for 1991 would have been $240 million, and net income per common share would have been $2.73 primary and $2.48 fully diluted. Based on events which occurred in the third quarter of 1992, certain accruals related to the 1991 special charge were adjusted, reducing 1992 operating expenses by $11 million.

     Operating revenues increased $93 million, or 2.9%, from $3,252 million in 1991 to $3,345 million in 1992. A 3.8% increase in traffic volume resulted in a $119 million increase in revenues. The increase in traffic volume was partially offset by a 1.1% decrease in average revenue per unit, attributable to both decreases in average rates and an unfavorable traffic mix, which reduced revenues
$37 million. Traffic volume increases occurred in the following freight commodity groups: automotive parts and finished vehicles, 10.3%; intermodal, 10.1%; food and grain products, 4.6%; metals and related products, 3.2%; and chemicals and related products, 2.1%.
Coal traffic decreased 4.9%. Switching, demurrage and incidental revenues increased $11 million.

     Operating expenses decreased $702 million from $3,513 million in 1991, which included a $719 million special charge, to $2,811 million in 1992. Excluding the 1991 special charge, operating expenses increased $17 million, or 0.6%. The following table sets forth the operating expenses for the two years:

                                                          Increase
(In Millions)                           1992      1991    (Decrease)
                                      ------    ------    ----------
Compensation and benefits             $1,237    $1,233      $    4
Fuel                                     173       187         (14)
Material and supplies                    197       180          17
Equipment rents                          290       279          11
Depreciation and amortization            295       307         (12)
Casualties and insurance                 133       122          11
Other                                    486       486           -
                                      ------    ------      ------
                                       2,811     2,794          17
Special charge                                     719        (719)
                                      ------    ------      ------
                                      $2,811    $3,513      $ (702)
                                      ======    ======      ======

     Although there was only a $4 million increase in compensation and benefits, the results were affected by the settlement in 1992 of labor contracts covering the majority of Conrail's union employees. Increased wage rates were partially offset by reduced fringe benefit costs and lower employment levels principally attributable to reduced crew sizes under the new labor agreement with the United Transportation Union. Compensation and benefits as a percent of revenues was 37.0% in 1992 compared with 37.9% in 1991.

     Fuel costs decreased $14 million, or 7.5%, principally as a result of significantly lower average fuel prices, primarily in the first six months of 1992, $23 million. Prices in 1991 had been adversely affected by the war in the Persian Gulf. An increase in consumption due to increased traffic levels, $9 million, partially offset the lower fuel prices.

     The increase of $17 million, or 9.4%, in material and supplies costs was due to a planned increase in programs for repairs and maintenance of locomotives and freight cars, and, to a lesser extent, increased traffic volumes.

     The increase of $11 million, or 3.9%, in equipment rents reflects the effects of new operating leases for equipment and the increase in traffic volume.

     Depreciation and amortization expense decreased $12 million, or 3.9%, due principally to asset reductions relating to lease expirations and property sales, partially offset by an increase in depreciable assets in 1992.

     The increase in casualties and insurance of $11 million, or 9.0%, was primarily due to an increase in occupational health claims expense based on an assessment of both the total number of expected claims and the anticipated costs to settle such claims.

     The special charge of $719 million included in 1991 operating expenses is discussed more fully in Note 10 to the Consolidated
Financial Statements elsewhere in this Annual Report.

     Conrail's operating ratio was 84.0% for 1992 compared with 108.0% for 1991. The 1991 operating ratio would have been 85.9% in the absence of the special charge.

     The reduction in interest expense, $9 million, or 5.0%, from $181 million in 1991 to $172 million in 1992, was due to capital lease expirations and lower interest rates. Other income, net also decreased $9 million, or 8.4%, from $107 million in 1991 to $98 million in 1992, primarily due to losses of Concord (see Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report), and a decrease in interest income, partially offset by an increase in rental income.

Liquidity and Capital Resources
- -------------------------------
     Conrail's cash and cash equivalents decreased $2 million, from $40 million at December 31, 1992 to $38 million at December 31, 1993. Cash generated from operations, principally from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings are Conrail's principal sources of liquidity and are used primarily for capital expenditures, debt service, and dividends. Operating activities provided cash of $504 million in 1993, compared with $496 million in 1992 and $570 million in 1991. Issuance of long-term debt provided cash of $485 million in 1993. The principal uses of cash in 1993 were for property and equipment acquisitions, $566 million, payment of long-term debt including capital lease and equipment obligations, $195 million, the repurchase of common stock, $64 million, net repayment of commercial paper, $48 million, and cash dividends on preferred and common stock, $117 million.

     A working capital (current assets less current liabilities) deficiency of $13 million existed at December 31, 1993, compared with a deficiency of $489 million at December 31, 1992. The decrease in the deficiency is attributable primarily to the increase of $52 million in accounts receivable; the recording of $227 million of current deferred tax assets as a result of adopting SFAS 109 (see
Note 7 to the Consolidated Financial Statements elsewhere in this Annual Report); and reductions in short-term borrowings, $48 million, current maturities of long-term debt, $61 million, and accrued and other current liabilities, $63 million. Management believes that Conrail's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be issued for working capital requirements.

     In July 1992, Conrail began a common stock repurchase program of up to $100 million. At December 31, 1992, Conrail had acquired 1,208,004 shares for $50 million under this program. This program was completed in September 1993, at a total of 2,150,293 shares. In July 1993, Conrail's Board of Directors authorized a new $100 million repurchase program, under which Conrail had acquired 237,855 shares for approximately $14 million through December 31, 1993.

     During 1993, Conrail issued an additional $114 million of commercial paper and repaid $162 million. Of the remaining $179 million outstanding at December 31, 1993, $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

     In February 1993, Conrail issued $94 million of Pass Through Certificates to finance the acquisition of equipment. Of these certificates, $54 million are direct obligations of Conrail and are secured by the acquired equipment. The remaining $40 million of certificates were issued to finance equipment which Conrail will utilize under a capital lease, and while such certificates are not direct obligations of or guaranteed by Conrail, the amounts payable by Conrail under the lease will be sufficient to pay principal and interest on the certificates.

     Conrail issued $79 million of medium-term notes during the first quarter of 1993 under a shelf registration statement filed in April 1990. In May 1993, Conrail sold $250 million of 7 7/8% Debentures due 2043 under the same shelf registration statement. During 1993, Conrail redeemed $85 million of medium-term notes that were issued in 1988 and 1989.

     In June 1993, Conrail and Consolidated Rail Corporation filed a new shelf registration statement on Form S-3 which will enable Consolidated Rail Corporation to issue up to $500 million in debt securities or Conrail to issue up to $500 million in convertible debt or equity securities. Consolidated Rail Corporation issued approximately $63 million of 1993 Equipment Trust Certificates, Series A, in September 1993, under this registration statement. The certificates were used to finance approximately 80% of the cost of certain rebuilt and new freight cars, which Consolidated Rail Corporation will utilize under an operating lease. Although the certificates are not direct obligations of, or guaranteed by

Consolidated Rail Corporation, the amounts payable by Consolidated Rail Corporation under the lease will be sufficient to pay principal and interest on the certificates.

     In November 1993, Consolidated Rail Corportion issued $102 million of 1993 Equipment Trust Certificates, Series B, to finance approximately 85% of the cost of 80 new locomotives. These certificates are direct obligations of Consolidated Rail Corporation and were not issued pursuant to the 1993 shelf registration statement.

     During the third quarter of 1993, Conrail reached a settlement with the Internal Revenue Service related to the audit of Conrail's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, Conrail paid $51 million, including interest (see Note 7 to the Consolidated Financial Statements elsewhere in this Annual Report).

Capital Expenditures
- --------------------
     Capital expenditures totalled $650 million, $491 million and $398 million in 1993, 1992 and 1991, respectively. Of these capital expenditures, Conrail directly financed $232 million in 1993, $13 million in 1992, and $76 million in 1991 through private third-party financing. In addition, the proceeds of notes and debentures sold in those years, $329 million, $80 million, and $30 million, respectively, were available to fund capital expenditures.

     Capital expenditures for 1993, $650 million, exceeded planned expenditures by $100 million principally due to the accelerated acquisition of locomotives originally expected to be acquired in 1994. Capital expenditures for 1994 are expected to be approximately $490 million.

Inflation
- ---------
     Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach does not consider the effects of inflation on the costs of replacing assets. The replacement cost of Conrail's property and equipment is substantially higher than its historical cost basis. Similarly, depreciation expense on a replacement cost basis would be substantially in excess of the amount recorded under generally accepted accounting principles.

Environmental Matters
- ---------------------
     Conrail's operations and property are subject to various federal, state and local laws regulating the environment. Consolidated Rail Corporation is a party to numerous proceedings brought by regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. As of December 31, 1993, Consolidated Rail Corporation had received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 114 locations throughout the country. However, based on currently available information, Conrail believes Consolidated Rail Corporation may have some potential responsibility at only 54 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of the possible remediation alternatives, changing technology and the length of time over which these matters develop, it is not always possible to estimate Consolidated Rail Corporation's liability for the costs associated with the assessment and remediation of contaminated sites. At December 31, 1993 Conrail had accrued $77 million for estimated future environmental expenses. Although Conrail's operating results and liquidity could be significantly affected in any quarterly or annual reporting period in which Consolidated Rail Corporation was held principally liable in certain of these actions, Conrail believes the ultimate liability for these matters will not materially affect its financial condition. (See Note 12 to the Consolidated Financial Statements elsewhere in this Annual Report). Consolidated Rail Corporation spent $7 million in each of 1992 and 1993 for environmental remediation and anticipates spending a similar amount in 1994. In addition, Consolidated Rail
Corporation's capital expenditures for environmental control and abatement projects were approximately $2 million in 1993, and are anticipated to be approximately $6 million in 1994.

     Conrail has an Environmental Quality Department, the mission of which is to institute and promote compliance with environmentally sound operating practices and to monitor and assess the status of sites where liability under environmental laws may exist.

Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------
                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Conrail Inc.


     We have audited the consolidated financial statements and financial statement schedules of Conrail Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conrail Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.




                                        COOPERS & LYBRAND

                                        COOPERS & LYBRAND

2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                            CONRAIL INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                                           Years ended December 31,
                                          --------------------------
($ In Millions Except Per Share Data)       1993      1992      1991
                                          ------    ------    ------
Revenues                                  $3,453    $3,345    $3,252
                                          ------    ------    ------
Operating expenses
  Way and structures                         492       465       484
  Equipment                                  703       692       663
  Transportation                           1,283     1,306     1,306
  General and administrative                 384       348       341
  Special charge (Note 10)                                       719
                                          ------    ------    ------
    Total operating expenses               2,862     2,811     3,513
                                          ------    ------    ------
Income (loss) from operations                591       534      (261)

Interest expense                            (185)     (172)     (181)
Loss on disposition of subsidiary
 (Note 3)                                    (80)

Other income, net (Note 11)                  114        98       107
                                          ------    ------    ------
Income (loss) before income taxes
 and the cumulative effect of
 changes in accounting principles            440       460      (335)

Income taxes (benefits) (Note 7)             206       178      (128)
                                          ------    ------    ------
Income (loss) before the cumulative
 effect of changes in accounting
 principles                                  234       282      (207)
Cumulative effect of changes in
 accounting principles (Notes 1, 7 and 8)    (74)
                                          ------    ------    ------
Net income (loss)                         $  160    $  282    $ (207)
                                          ======    ======    ======
Income (loss) per common share
 (Notes 1 and 2)
  Before the cumulative effect of
   changes in accounting principles
    Primary                               $ 2.74    $ 3.28    $(2.70)
    Fully diluted                           2.51      2.99     (2.70)
  Cumulative effect of changes in
   accounting principles
    Primary                                ( .92)
    Fully diluted                          ( .81)
  Net income (loss) per common share
    Primary                               $ 1.82    $ 3.28    $(2.70)
    Fully diluted                           1.70      2.99     (2.70)

Ratio of earnings to fixed charges
 (Note 1)                                   2.98x     3.33x        -
See accompanying notes.

                            CONRAIL INC.
                     CONSOLIDATED BALANCE SHEETS
                                                      December 31,
                                                    ---------------
($ In Millions)                                       1993     1992
         ASSETS                                     ------   ------
Current assets
  Cash and cash equivalents                         $   38   $   40
  Accounts receivable                                  644      592
  Deferred tax assets (Note 7)                         227
  Material and supplies                                132      121
  Other current assets                                  21       37
                                                    ------   ------
     Total current assets                            1,062      790

Property and equipment, net (Note 4)                 6,313    6,013
Other assets                                           573      512
                                                    ------   ------
     Total assets                                   $7,948   $7,315
                                                    ======   ======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                 79      127
  Current maturities of long-term debt (Note 6)        146      207
  Accounts payable                                      62       63
  Wages and employee benefits                          185      199
  Casualty reserves                                     93      110
  Accrued and other current liabilities (Note 5)       510      573
                                                    ------   ------
     Total current liabilities                       1,075    1,279

Long-term debt (Note 6)                              1,959    1,577
Casualty reserves                                      132      153
Deferred income taxes (Note 7)                       1,081      644
Special income tax obligation (Note 7)                 575      569
Other liabilities                                      342      345
                                                    ------   ------
     Total liabilities                               5,164    4,567
                                                    ------   ------
Commitments and contingencies (Note 12)
Stockholders' equity (Notes 2 and 9)
  Preferred stock (no par value; 15,000,000
    shares authorized; no shares issued)
  Series A ESOP convertible junior preferred
    stock (no par value; 10,000,000 shares
    authorized; 9,945,934 and 9,960,527 shares
    issued and outstanding, respectively)              286      287
  Unearned ESOP compensation                          (253)    (263)
  Common stock ($1 par value; 250,000,000
    shares authorized; 79,658,734 and 83,431,747
    shares issued, respectively; 79,574,989 and
    79,741,745 shares outstanding, respectively)        80       83
  Additional paid-in capital                         1,819    1,888
  Retained earnings                                    857      903
                                                    ------   ------
                                                     2,789    2,898
  Treasury stock, at cost (83,745 and
    3,690,002 shares, respectively)                     (5)    (150)
                                                    ------   ------
     Total stockholders' equity                      2,784    2,748
                                                    ------   ------
     Total liabilities and stockholders' equity     $7,948   $7,315
See accompanying notes.

                            CONRAIL INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                   Series A     Unearned         Additional
                                                  Preferred         ESOP  Common    Paid-in  Retained  Treasury
($ In Millions Except Per Share Data)                 Stock Compensation   Stock    Capital  Earnings     Stock
                                                  --------- ------------  ------ ----------  --------  --------
Balance, January 1, 1991                               $288        $(281)   $ 41     $1,877    $1,004
  Amortization                                                         8
  Net loss                                                                                       (207)
  Common dividends, $.85 per share (Note 2)                                                       (70)
  Preferred dividends, $2.165 per share (Note 2)                                                  (21)
  Common shares acquired                                                                                  $ (19)
  Exercise of stock options                                                              24
  Other                                                                                   8         9
                                                       ----        -----    ----     ------    ------     -----
Balance, December 31, 1991                              288         (273)     41      1,909       715       (19)
  Amortization                                                        10
  Net income                                                                                      282
  Common dividends, $1.00 per share                                                               (81)
  Preferred dividends, $2.165 per share                                                           (21)
  Common stock split (Note 2)                                                 42        (42)
  Common shares acquired                                                                                   (131)
  Exercise of stock options                                                              12
  Other                                                  (1)                              9         8
                                                       ----        -----    ----     ------    ------     -----
Balance, December 31, 1992                              287         (263)     83      1,888       903      (150)
  Amortization                                                         10
  Net income                                                                                      160
  Common dividends, $1.20 per share                                                               (96)
  Preferred dividends, $2.165 per share                                                           (21)
  Common shares acquired                                                                                    (64)
  Exercise of stock options                                                    1         20
  Common shares reclassified as unissued                                      (4)      (107)      (98)      209
  Other                                                  (1)                             18         9
                                                       ----        -----    ----     ------    ------     -----
Balance, December 31, 1993                             $286        $(253)   $ 80     $1,819    $  857     $  (5)
                                                       ====        =====    ====     ======    ======     =====
See accompanying notes.

                            CONRAIL INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Years ended December 31,
                                                 -------------------------
($ In Millions)                                   1993     1992      1991
                                                 -----    -----     -----
Cash flows from operating activities
  Net income (loss)                              $ 160    $ 282     $(207)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Loss on disposition of Concord                  80
    Cumulative effect of accounting changes         74
    Depreciation and amortization                  284      295       307
    Deferred income taxes                          221      208       (25)
    Special income tax obligation                  (50)     (58)     (169)
    Gains from sales of property                   (20)      (6)       (9)
    Pension credit                                 (43)     (42)      (45)
    Special charge                                                    719
    Changes in:
      Accounts receivable                          (52)      (5)      (61)
      Accounts and wages payable                   (15)    (153)        95
    Settlement of tax audit                        (51)
    Other                                          (84)     (25)      (35)
                                                 -----    -----     -----
      Net cash provided by operating activities    504      496       570
                                                 -----    -----     -----
Cash flows from investing activities
  Property and equipment acquisitions             (566)    (466)     (314)
  Proceeds from disposals of properties             23       25        27
  Net loans and investments in Concord             (13)     (14)      (73)
  Other                                            (32)      (4)      (36)
                                                 -----    -----     -----
      Net cash used in investing activities       (588)    (459)     (396)
                                                 -----    -----     -----
Cash flows from financing activities
  Repurchase of common stock                       (64)    (131)      (19)
  Proceeds from commercial paper                   114      380        96
  Repayment of commercial paper                   (162)    (203)      (96)
  Payment of capital lease and equipment
    obligations                                   (109)    (113)     (128)
  Proceeds from long-term debt                     485       80        30
  Payment of long-term debt                        (86)     (53)
  Dividends on common stock                        (96)     (81)      (70)
  Dividends on Series A preferred stock            (21)     (21)      (21)
  Proceeds from stock options and other             21       12        24
                                                 -----    -----     -----
      Net cash provided by (used in) financing
        activities                                  82     (130)     (184)
                                                 -----    -----     -----
Decrease in cash and cash equivalents               (2)     (93)      (10)
Cash and cash equivalents
  Beginning of year                                 40      133       143
                                                 -----    -----     -----
  End of year                                    $  38    $  40     $ 133
                                                 =====    =====     =====
See accompanying notes.

                            CONRAIL INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies
   ------------------------------------------
       Industry
       --------
   Conrail Inc. ("Conrail") is a holding company of which the principal subsidiary is Consolidated Rail Corporation ("CRC"), a freight railroad which operates in the Northeast-Midwest quadrant of the United States and the Province of Quebec.

       Principles of Consolidation
       ---------------------------
   The consolidated financial statements include Conrail and majority-owned subsidiaries. Investments in 20% to 50% owned companies are accounted for by the equity method.

       Cash Equivalents
       ----------------
   Cash equivalents consist of commercial paper, certificates of deposit and other liquid securities purchased with a maturity of three months or less, and are stated at cost which approximates market value.

       Material and Supplies
       ---------------------
   Material and supplies consist mainly of fuel oil and items for maintenance of property and equipment, and are valued at the lower of cost, principally weighted average, or market.

       Property and Equipment
       ----------------------
   Property and equipment are recorded at cost. Depreciation is provided using the composite straight-line method. The cost (net of salvage) of depreciable property retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized.

        Revenue Recognition
        -------------------
   Revenue is recognized proportionally as a shipment moves on the Conrail system from origin to destination.

        Earnings Per Share
        ------------------
   Primary earnings (loss) per share are based on net income (loss) adjusted for the effects of preferred dividends net of income tax benefits, divided by the weighted average number of shares outstanding during the period including the dilutive effect of stock options. Fully diluted earnings (loss) per share assume

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


   conversion of Series A ESOP Convertible Junior Preferred Stock ("ESOP Stock") into Conrail common stock unless they are antidilutive as they were in 1991. Net income amounts applicable to fully diluted earnings per share in 1993 and 1992 have been adjusted by the increase, net of income tax benefits, in ESOP-related expenses assuming conversion of all ESOP Stock to common stock. The weighted average number of shares of common stock outstanding (Note 2) during each of the most recent three years ended December 31, 1993 are as follows:

                                  1993         1992        1991
                            ----------   ----------  ----------
   Primary weighted
    average shares          80,646,495   81,743,648  81,883,970
   Fully diluted weighted
    average shares          90,835,982   91,856,193  81,883,970

        Ratio of Earnings to Fixed Charges
        ----------------------------------
   Earnings used in computing the ratio of earnings to fixed charges represent income before income taxes plus fixed charges, less equity in undistributed earnings of 20% to 50% owned companies. Fixed charges represent interest expense together with interest capitalized and a portion of rent under long-term operating leases representative of an interest factor. In 1991, when CRC recorded a special charge (Note 10), earnings were insufficient to cover fixed charges.

        New Accounting Standards
        ------------------------
   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") (Note 8) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (Note 7). As a result, the Company recorded cumulative after tax charges of $22 million and $52 million for SFAS 106 and SFAS 109, respectively.

   In November 1992, the Financial Accounting Standards Board issued a standard ("SFAS 112") related to accounting for postemployment benefits, which is effective January 1994. This standard requires employers to recognize their obligation to provide salary continuation, supplemental unemployment benefits, and other benefits provided after employment but before retirement when certain conditions are met. The Company has determined that this standard would not have a material effect on its financial statements.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2. Corporate Structure and Presentation
   ------------------------------------
   In May 1993, the shareholders of CRC approved a plan for the adoption of a holding company structure. Under the plan, each share of CRC common stock that was issued and outstanding or held in the treasury of CRC, and each share of CRC ESOP Stock, all of which were held by the Non-union Employee Stock Ownership Plan (the "Non-union ESOP"), were automatically converted on July 1, 1993, into one share of common stock and one share of ESOP Stock, respectively, of a newly created holding company, Conrail Inc. As a result, Conrail Inc. became the publicly held entity effective July 1, 1993.

   The change in corporate structure does not represent a change in the operations or financial position of the consolidated entity. On July 1, 1993, Conrail had the same consolidated operations, assets, liabilities and stockholders' equity as CRC had on June 30, 1993.
   In this report, references to the "Company" will denote the consolidated entities Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods.

   In 1992, the Company's Board of Directors authorized a two-for-one common stock split which was effected in the form of a common stock dividend. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common stock account. In addition, a stock dividend on the ESOP Stock in the amount of one share of ESOP Stock for each share of ESOP Stock outstanding was also distributed, and the number of authorized shares of ESOP Stock was increased from 7.5 million to 10 million shares.

   All references in the financial statements with regard to the number of shares, and related dividends and per share amounts for both common stock (including treasury shares) and ESOP Stock have been restated to reflect the stock split. Stock compensation and other plans that provide for the issuance of common stock, ESOP Stock, or an amount equivalent to their respective fair market values, have also been amended to reflect the stock split.

3. Disposition of Subsidiary
   -------------------------
   In 1992, the Company acquired additional common shares of its affiliate, Concord Resources Group, Inc. ("Concord") increasing its ownership from 50% to 81.25%. In 1993, the Company committed to a plan for the disposition of its investment in Concord. Pursuant to this plan, the Company recorded the estimated loss of $80 million in September 1993 for the disposition of its investment, including $19 million for operating losses expected to be incurred during the phase-out period and disposition costs. The Company also recorded estimated federal tax benefits of $30 million relating to the disposition.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4. Property and Equipment
   ----------------------

                                             December 31,
                                       --------------------
                                          1993         1992
                                       -------     --------
                                           (In Millions)
     Roadway                           $ 6,548     $ 6,465
     Equipment                           1,102         908
     Less:  Accumulated depreciation    (1,522)     (1,527)
            Allowance for disposition     (256)       (277)
                                       -------     -------

                                         5,872       5,569
                                       -------     -------
     Capital leases (primarily
          equipment)                      1,104       1,132
     Accumulated amortization             (663)       (688)
                                       -------     -------
                                           441         444
                                       -------     -------
                                       $ 6,313     $ 6,013
                                       =======     =======

   Conrail acquired equipment and incurred related long-term debt under various capital leases of $75 million in 1993, $13 million in 1992, and $76 million in 1991.

5. Accrued and Other Current Liabilities
   -------------------------------------

                                                 December 31
                                               ---------------
                                                1993      1992
                                               -----     -----
                                                (In Millions)
  Freight settlements due others                $ 62      $ 65
  Equipment rents (primarily car hire)            79        70
  Unearned freight revenue                        79        80
  Property and corporate taxes                    85        66
  Special income tax obligation                             49
  Other                                          205       243
                                               -----     -----
                                                $510      $573
                                               =====     =====

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6. Long-Term Debt
   --------------
   Long-term debt outstanding, including the weighted average interest rates at December 31, 1993, is composed of the following:

                                                         December 31,
                                                     ------------------
                                                       1993        1992
                                                     ------     -------
                                                       (In Millions)

     Capital leases                                  $  561     $  584
     Medium-term notes payable,
      6.52%, due 1994 to 1998                           225        231
     Notes payable, 9.75%, due 2000                     250        250
     Debentures payable, 7.88%, due 2043                250
     Debentures payable, 9.75%, due 2020                544        544
     Equipment and other obligations, 8.51%             175         75
     Commercial paper, 3.33%                            100        100
                                                     ------     ------
                                                      2,105      1,784
     Less current portion                              (146)      (207)
                                                     ------     ------

                                                     $1,959     $1,577
                                                     ======     ======

   Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,782 million in 1993 and $1,310 million in 1992, compared with carrying values of $1,544 million and $1,200 million in 1993 and 1992, respectively.

   The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates which average 8.3% and are collateralized by assets with a net book value of $439 million at December 31, 1993.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Minimum commitments, exclusive of executory costs borne by the Company, are:

                                                  Capital     Operating
                                                   Leases        Leases
                                                  -------     ---------
                                                     (In Millions)
      1994                                          $110        $   93
      1995                                           105            94
      1996                                            95            92
      1997                                            84            74
      1998                                            78            73
      1999-2015                                      318           611
                                                  -------     ---------
      Total                                          790        $1,037
                                                              =========
      Less interest portion                         (229)
                                                  -------
      Present value                                 $561
                                                  =======

   Operating lease rent expense was $88 million in 1993, $71 million in 1992, and $50 million in 1991.

   The Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in April 1990 for $1.25 billion of debt securities. In May 1993, the Company issued $250 million of 7 7/8% Debentures Due 2043, and has $11 million remaining to be issued under this shelf registration at December 31, 1993. In June 1993, the Company and CRC filed a new shelf registration statement on Form S-3 which will enable CRC to issue up to $500 million in debt securities or the Company to issue up to $500 million in convertible debt or equity securities.

   In February 1993, the Company issued $94 million of Pass Through Certificates, Series 1993-A1 and 1993-A2 to finance the acquisition of equipment. The Series 1993-A1 certificates, $41 million, have an interest rate of 5.71%, and Series 1993-A2 certificates, $53 million, have an interest rate of 6.86%. Certificates issued in the amount of $54 million are direct obligations of the Company and are secured by the acquired equipment. The remaining certificates, $40 million, were issued to finance equipment which the Company will utilize under a capital lease, and while such certificates are not direct obligations of, or guaranteed by the Company, the amounts payable by the Company under the lease will be sufficient to pay principal and interest on the certificates.

   In September 1993, CRC issued approximately $63 million of 5.98% 1993 Equipment Trust Certificates, Series A, due 2013, pursuant to the 1993 registration statement. The certificates were used to finance approximately 80% of the cost of certain rebuilt and new freight cars, which CRC will utilize under an operating

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   lease. Although the certificates are not direct obligations of, or guaranteed by CRC, amounts payable by CRC under the lease will be sufficient to pay principal and interest on the certificates. In November 1993, CRC issued $102 million of 1993 Equipment Trust Certificates, Series B, with interest rates ranging from 3.57% to 5.90%, maturing annually from 1994 through 2008. These certificates are obligations of CRC issued for the purchase of locomotives which will serve as collateral for the obligations.

   Equipment and other obligations mature in 1994 through 2013 and are collateralized by assets with a net book value of $200 million at December 31, 1993. Maturities of long-term debt other than capital leases and commercial paper are $74 million in 1994, $62 million in 1995, $95 million in 1996, $10 million in 1997, $40 million in 1998, and $1,163 million in total from 1999 through 2043.

   Conrail had $179 million of commercial paper outstanding at December 31, 1993. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

   The Company maintains a $300 million uncollateralized revolving credit facility with a group of banks under which no borrowings were outstanding at December 31, 1993. The credit facility, which expires in 1995, requires interest to be paid on borrowings at rates based on various defined short-term market rates and an annual maximum fee of .1% of the facility amount. The credit facility contains, among other conditions, restrictive covenants relating to leverage ratio, debt, and consolidated tangible net worth.

   Interest payments were $164 million in 1993, $162 million in 1992, and $167 million in 1991.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Income Taxes
   ------------
   The provisions for (benefits from) income taxes are composed of the following:

                                           1993        1992     1991
                                          -----       -----    -----
                                                  (In Millions)
   Current
      Federal                              $ 25       $ 21     $  60
      State                                  10          7         6
                                          -----       -----    -----
                                             35         28        66
                                          -----       -----    -----
   Deferred
      Federal                               189        179       (24)
      State                                  32         29        (1)
                                          -----       -----    -----
                                            221        208       (25)
                                          -----       -----    -----
   Special income tax obligation
      Federal                               (42)       (50)     (146)
      State                                  (8)        (8)      (23)
                                          -----       -----    -----
                                            (50)       (58)     (169)
                                          -----       -----    -----
                                           $206       $178     $(128)
                                          =====       =====    =====

   Effective January 1, 1993, the Company adopted the provisions of SFAS 109 which requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As a result, the Company recorded a cumulative adjustment of $52 million.
   The primary effects of the adoption of this standard on the balance sheet were the recording of a current deferred tax asset of $147 million with a corresponding increase in the long-term deferred income tax liability and the net deferred income tax liabilities related to the cumulative accounting adjustment for the adoption of SFAS 109 and SFAS 106 (Note 8). Prior years' financial statements have not been restated to apply the provisions of the new standard.

   In conjunction with the public sale in 1987 of the 85% of the Company's common stock owned by the U.S. Government, federal legislation was enacted which resulted in a reduction of the tax basis of certain of the Company's assets, particularly property and equipment, thereby substantially decreasing tax depreciation deductions and increasing future federal income tax payments. Also, net operating loss and investment tax credit carryforwards were cancelled. As a result of the sale-related transactions, a special income tax obligation was recorded in 1987 based on an estimated effective federal and state income tax rate of 37.0%.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   As a result of the increase in the federal corporate income tax rate from 34% to 35% enacted August 10, 1993, and effective January 1, 1993, income tax expense for 1993 was increased by $38 million, of which $34 million related to the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase.

   During the third quarter of 1993, the Company reached a settlement with the Internal Revenue Service related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest, all of which had been previously provided for in prior years resulting in no income statement effect in 1993. Federal and state income tax payments were $39 million in 1993 (excluding tax settlement), $31 million in 1992, and $45 million in 1991.

   Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) as of December 31, 1993 are as follows:

                                                     (In Millions)
   Current assets (primarily accounts receivable)         $   (23)
   Current liabilities (primarily accrued
     liabilities and casualty reserves)                      (163)
   Tax benefits related to disposition of subsidiary          (30)
   Net operating loss carryforwards                           (11)
                                                          -------
       Current deferred tax asset, net                    $  (227)
                                                          =======
   Noncurrent liabilities:

     Property and equipment                                 1,875
     Other long-term assets (primarily prepaid
      pension asset)                                           74
     Miscellaneous                                             17
                                                          -------
                                                            1,966
   Noncurrent assets:                                     -------

     Nondeductible reserves and other liabilities            (125)
     Equipment obligations                                    (44)
     Tax benefit transfer receivable                          (42)
     Alternative minimum tax credits                          (77)
     Miscellaneous                                            (22)
                                                          -------
                                                             (310)
                                                          -------
   Special income tax obligation and deferred
      income tax liabilities, net                          $1,656
                                                          =======

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The tax effects of each source of deferred income taxes and special income tax obligation (disclosure for 1993 is not required nor applicable under SFAS 109)are as follows:

                                                1992         1991
                                               -----        -----
                                                   (In Millions)
   Deferred taxes
     Tax depreciation over book                 $ 84        $ 130
     Other property transactions                  80           61
     Casualty, wage and other accruals            78         (152)
     Alternative minimum tax                     (40)         (58)
     Other                                         6           (6)
                                               -----        -----
                                                $208        $ (25)
                                               =====        =====
   Special income tax obligation
     Reduced tax basis depreciation              (31)         (35)
     Other property transactions                 (27)        (134)
                                               -----        -----
                                                $(58)       $(169)
                                               =====        =====

   As of December 31, 1993, the Company has approximately $77 million of alternative minimum tax credits available to offset future U.S. federal income taxes on an indefinite carryforward basis.

   Deferred income taxes and the special income tax obligation for 1991 include reductions of $159 million and $113 million, respectively, related to the 1991 Special Charge (Note 10).

   Reconciliations of the U.S. statutory tax rates with the effective tax rates follow:
                                           1993     1992      1991
                                           -----    -----     -----
   Statutory tax rate                      35.0%    34.0%    (34.0)%
   State income taxes,
     net of federal benefit                 5.1      3.9      (3.5)
   Effect of federal tax increase
     on deferred taxes                      7.7
   Other                                   (1.0)      .8       (.7)
                                           -----    -----     -----
   Effective tax rate                      46.8%    38.7%    (38.2)%
                                           =====    =====     =====
8. Employee Benefits
   -----------------
   Pension Plans
   -------------
   The Company and certain subsidiaries maintain defined benefit pension plans which are noncontributory for all non-union employees and generally contributory for participating union employees. Benefits are based primarily on credited years of service and the level of compensation near retirement. Funding is based on the minimum amount required by the Employee

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Retirement Income Security Act of 1974.

   Pension credits include the following components:

                                                      1993   1992  1991
                                                     -----  -----  ----
                                                        (In Millions)

   Service cost - benefits earned during the period  $  8   $  7   $  6
   Interest cost on projected benefit obligation       46     45     42
   Return on plan assets - actual                    (124)   (66)  (175)
                         - deferred                    42    (13)   100
   Net amortization and deferral                      (15)   (15)   (18)
                                                     ----   ----   ----
                                                     $(43)  $(42)  $(45)
                                                     ====   ====   ====

   The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:

                                                       1993     1992
                                                     ------   ------
                                                       (In Millions)

   Accumulated benefit obligation ($532 million
     and $505 million vested, respectively)          $  537   $  506
                                                     ======   ======

   Market value of plan assets                        1,043      977
   Projected benefit obligation                        (632)    (580)
                                                     ------   ------
   Plan assets in excess of projected
     benefit obligation                                 411      397
   Unrecognized prior service cost                       43       61
   Unrecognized transition net asset                   (159)    (179)
   Unrecognized net gain                               (101)    (124)
                                                     ------   ------

   Net prepaid pension cost                          $  194   $  155
                                                     ======   ======

   The assumed weighted average discount rates used in 1993 and in 1992 are 7.25% and 8.0%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1993 and 1992 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1993 and 1992 is 9.0%.

   Savings Plans
   -------------
   The Company and certain subsidiaries also provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock for the first 6% of a participating employee's base pay. Under the union employee plan, employee contributions are not matched by the Company. Savings plan expense, including Non-union ESOP expense, was $5 million in 1993 and $4 million in 1992 and 1991.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   In connection with the Non-union ESOP, the Company issued 9,979,562 of the authorized 10 million shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest at 9.55% from the Non-union ESOP in the principal amount of $288 million. In addition, unearned ESOP compensation of $288 million was recognized as a charge to stockholders' equity coincident with the Non-union ESOP's issuance of its $288 million promissory note to the Company. The debt of the Non-union ESOP was recorded by the Company and offset against the promissory note from the Non-union ESOP. Unearned ESOP compensation is charged to expense as shares of ESOP Stock are allocated to participants. An amount equivalent to the preferred dividends declared on the ESOP Stock partially offsets compensation and interest expense related to the Non-union ESOP.

   The Company is obligated to make dividend payments at a rate of 7.51% on the ESOP Stock and additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note to the Company.

   Interest expense incurred by the Non-union ESOP on its debt to the Company was $29 million in 1993, and $28 million in 1992 and 1991. Compensation expense related to the Non-union ESOP was $10 million in 1993, $9 million in 1992, and $8 million in 1991. Preferred dividends paid to the Non-union ESOP were $21 million in 1993, 1992 and 1991. The Company received debt service payments from the Non-union ESOP of $26 million in 1993, and $21 million in 1992 and 1991.

   Postretirement Benefits Other Than Pensions
   -------------------------------------------
   The Company provides health and life insurance benefits to certain eligible retired non-union employees. Certain non-union employees are eligible for retiree medical benefits, while substantially all non-union employees are eligible for retiree life insurance benefits. Generally, company-provided health care benefits terminate when covered individuals reach age 65.

   Retiree medical benefits are funded by a combination of Company and retiree contributions. The cost of medical benefits provided by the Company as self-insurer was previously recognized as claims and administrative expenses were paid. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year and the cost of such benefits was previously recognized as the annual
   insurance premium.   The expense of providing both non-union
   retiree medical and life insurance benefits for 1992 and 1991 was $5 million and $2 million, respectively.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Retiree life insurance plan assets consist of a retiree life insurance reserve held in the Company's group life insurance policy. There are no plan assets for the retiree health benefits plan.

   Effective January 1, 1993, the Company adopted SFAS 106, which requires that the cost of retiree benefits other than pensions be accrued during the period of employment rather than when benefits are paid. The Company elected the immediate recognition method allowed under the statement and accordingly recorded a cumulative, one-time charge of $22 million (net of tax benefits of $14 million). This accrual was in addition to the remaining balance of $21 million which had been accrued for postretirement health benefits for employees who participated in the Company's 1989 non-union voluntary retirement program. The accumulated postretirement obligation at January 1, 1993 was $41 million for the medical plan and $21 million for the life insurance plan. Plan assets attributed to the life insurance plan at January 1, 1993 totalled $5 million.

   The following sets forth the plan's funded status reconciled with amounts reported in the Company's balance sheet at
   December 31, 1993:
                                                                     Life
                                                      Medical   Insurance
                                                         Plan        Plan
                                                      -------   ---------
                                                         (In Millions)
   Accumulated postretirement benefit obligation:
     Retirees                                            $31          $16
     Fully eligible active plan participants               9            1
     Other active plan participants                        2            6
                                                         ---          ---
   Accumulated benefit obligation                         42           23
   Market value of plan assets
                                                                       (6)
                                                         ---          ---
   Accumulated benefit obligation in excess of plan       42           17
    assets
   Unrecognized losses                                    (3)          (2)
   Accrued benefit cost recognized in the                ---          ---
   Consolidated Balance Sheet                            $39          $15
                                                         ===          ===
   Net periodic postretirement benefit cost
    for 1993, primarily interest cost                    $ 3          $ 1
                                                         ===          ===
   An 11.5% rate of increase in per capita costs of covered health care benefits was assumed for 1994, gradually decreasing to 6% by the year 2008. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $4 million and would have an immaterial effect on the service cost and interest cost components of net periodic postretirement benefit cost for 1993. A discount rate of 7.0% was used to determine the accumulated postretirement benefit

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   obligations for both the medical and life insurance plans. The assumed rate of compensation increase is 5.0%.

9. Capital Stock
   -------------
   The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferences of each.

   The Company cannot pay dividends on its common stock unless full cumulative dividends have been paid on its ESOP Stock, and no distributions can be made to the holders of common stock upon liquidation or dissolution of the Company unless the holders of the ESOP Stock have received a cash liquidation payment of $28.84375 per share, plus unpaid dividends up to the date of such payment. The ESOP Stock is convertible into common stock on a share-for-share basis and is entitled to one vote per share, voting together as a single class with common stock on all matters.

   In September 1993, the $100 million 1992 stock repurchase program was completed at a total of 2,150,293 shares. On July 21, 1993, the Board of Directors authorized an additional $100 million repurchase program. At December 31, 1993, the Company had acquired 237,855 shares for approximately $14 million under this program.

   During 1993, the Company reclassified 4,787,579 shares of repurchased common stock (treasury stock) as authorized but unissued.

   The activity and status of treasury stock follow:

                                              1993       1992       1991
                                         ---------  ---------    -------
   Shares, beginning of year             3,690,002    546,400
      Acquired                           1,181,322  3,143,602    546,400
      Reclassified as authorized
        but unissued                    (4,787,579)
                                         ---------  ---------    -------
   Shares, end of year                      83,745  3,690,002    546,400
                                         =========  =========    =======

   The Company's 1987 Long-Term Incentive Plan (the "1987 Incentive Plan") authorizes the granting to officers and key employees of up to 4 million shares of common stock through stock options, stock appreciation rights, and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   1987 Incentive Plan also provides for the granting of stock to employees, contingent on either a specified period of employment or achievement of certain financial or performance goals.

   The Company's 1991 Long-Term Incentive Plan (the "1991 Incentive Plan") authorizes the granting to officers and key employees of up to 3.2 million shares of common stock, through stock options, stock appreciation rights and awards of restricted or performance shares. The Company has granted 169,005 shares of restricted stock under its incentive plans through December 31, 1993.

   The activity and status of stock options under the incentive plans follow:

                                               Non-qualified Stock Options
                                           ----------------------------------
                                                Option Price           Shares
                                                   Per Share     Under Option
                                           -----------------   --------------
   Balance, January 1, 1991                $14.000 - $25.065        3,271,920

        Granted                            $24.530 - $36.595          339,400
        Exercised                          $14.000 - $25.065       (1,361,922)
        Cancelled                          $14.000 - $25.065          (83,718)
                                                                    ---------
   Balance, December 31, 1991              $14.000 - $36.595        2,165,680

        Granted                            $42.625 - $45.125        1,383,600
        Exercised                          $14.000 - $25.063         (674,652)
        Cancelled                               $42.625                (3,750)
                                                                    ---------
   Balance, December 31, 1992              $14.000 - $45.125        2,870,878

        Granted                            $49.375 - $60.500           73,027
        Exercised                          $14.000 - $53.875         (928,822)
        Cancelled                          $31.813 - $45.125          (48,762)
                                                                    ---------
   Balance, December 31, 1993              $14.000 - $60.500        1,966,321
                                                                    =========
   Exercisable, December 31, 1993          $14.000 - $53.875          995,827
                                                                    =========
   Available for future grants

        December 31, 1992                                           1,792,726
                                                                    =========
        December 31, 1993                                           1,698,036
                                                                    =========

   In 1989, the Company declared a dividend of one common share purchase right (the "Right") on each outstanding share of common stock. The Rights are not exercisable or transferable apart from the common stock until the occurrence of certain events arising out of an actual or potential acquisition of 10% or more of the Company's common stock, and would at such time provide the holder with certain additional entitlements. If the Rights become exercisable, each Right will entitle stockholders to

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   purchase one share of common stock at an exercise price of $52.50. At the Company's option, the Rights are redeemable prior to becoming exercisable at one-half cent ($.005) per Right. The Rights expire in July 1999 and do not have any voting privileges or rights to receive dividends.

10.1991 Special Charge
   -------------------
   In 1991, the Company recorded in operating expenses a special charge totalling $719 million which was composed of $362 million for disposition of certain under-utilized rail lines and other facilities, $212 million for labor settlements primarily representing certain expected costs associated with a new labor agreement that reduced the size of train crews, $57 million for certain environmental clean up costs, and $88 million for legal matters including settlement of the Amtrak-Conrail collision at Chase, Maryland in January 1987. The 1991 special charge reduced net income by $447 million, and without the special charge net income would have been $240 million ($2.73 and $2.48 per share, primary and fully diluted, respectively).

11.Other Income, Net
   -----------------

                                           1993    1992    1991
                                           ----    ----    ----
                                               (In Millions)

   Interest income                         $ 39    $ 40    $ 48
   Rental income                             56      60      53
   Property sales                            20       6       9
   Other, net                                (1)     (8)     (3)
                                           ----    ----    ----
                                           $114    $ 98    $107
                                           ====    ====    ====
12.Commitments and Contingencies
   -----------------------------
   Non-union Voluntary Retirement Program
   --------------------------------------
   On December 15, 1993, the Board of Directors approved a voluntary early retirement program for eligible members of its non-union workforce. The eligible employees had until February 28, 1994 to elect to retire under the program, and based on the results of a similar program completed in 1990, the cost of the program is expected to have a material effect on the income statement for the first quarter of 1994. The transaction will not significantly affect the Company's cash position as approximately 85% of the cost will be paid from the Company's overfunded pension plan (Note 8).

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Environmental
   -------------
   The Company is subject to various federal, state and local laws and regulations regarding environmental matters. CRC is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also been named as a potentially responsible party in many governmental investigations and actions for the cleanup and removal of hazardous substances due to its alleged involvement as either a transporter, generator or property owner. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites. Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if CRC were held principally liable in certain of these actions, at December 31, 1993, the Company had accrued $77 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

   The Environmental Quality Department of the Company is charged with promoting the Company's compliance with laws and regulations affecting the environment and instituting environmentally sound operating practices. The department monitors the status of the sites where the Company is alleged to have liability and continually reviews the information available and assesses the adequacy of the recorded liability.

   Other Contingencies
   -------------------
   The Company is involved in various legal actions, principally relating to occupational health claims, personal injuries, casualties, property damage and loss and damage. The Company has recorded liabilities on its balance sheet for amounts sufficient to cover the expected payments for such actions. At December 31, 1993 these liabilities are presented net of estimated insurance recoveries of approximately $80 million.

   Conrail may be contingently liable for approximately $102 million at December 31, 1993 under indemnification provisions related to sales of tax benefits.

                            CONRAIL INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.Condensed Quarterly Data (Unaudited)
   -----------------------------------

                                   FIRST           SECOND          THIRD           FOURTH
                               --------------  --------------  --------------  --------------
                                 1993    1992    1993    1992    1993    1992    1993    1992
                               ------  ------  ------  ------  ------  ------  ------  ------
                                        ($ In Millions Except Per Share - Note 2)
  Revenues                       $816    $798    $873    $843    $854    $847    $910    $857
  Income from operations           85      81     158     144     156     147     192     162
  Income before the
   cumulative effect of
   changes in accounting
   principles                      46      38      85      77      (3)     75     106      92
   Net income (loss)              (28)     38      85      77      (3)     75     106      92
  Income (loss) per common
   share before
   the cumulative effect of
   changes in
   accounting principles:
      Primary                     .52     .42    1.01     .90    (.07)    .88    1.27    1.10
      Fully diluted               .52     .39     .92     .82    (.07)    .81    1.16     .99
  Net income (loss) per
   common share:
      Primary                    (.39)    .42    1.01     .90    (.07)    .88    1.27    1.10
      Fully diluted              (.39)    .39     .92     .82    (.07)    .81    1.16     .99

  Ratio of earnings to fixed
   charges                       2.25x   2.29x   3.65x   3.55x   2.02x   3.50x   3.86x   3.94x
   Dividends per common share    .275    .225    .275    .225    .325    .275    .325    .275
  Market prices per common
   share  (New York Stock
   Exchange)
   High                        60 1/2  44      59 7/8  47 3/8  59 3/8  46 1/2  67 1/2  48 3/8
   Low                         47 1/2  39 1/2  50      39 1/2  49      37 1/2  57 1/8  36 1/4

   Effective January 1, 1993, the Company adopted SFAS 106 and SFAS 109, related to the accounting for postretirement benefits other than pensions and income taxes, respectively. As a result, the Company recorded cumulative after tax charges totalling $74 million ($.91 per share, primary and fully diluted) in the first quarter of 1993 (Notes 1, 7 and 8).

   During the third quarter of 1993, the Company recorded an estimated loss for the disposition of its investment in its subsidiary, Concord Resources Group, Inc. (Note 3). As a result, net income for the quarter was reduced by the loss of $80 million less the estimated tax benefits of $30 million. Also, in the third quarter, as a result of the increase in the federal corporate income tax rate enacted August 10, 1993 and effective January 1, 1993, income tax expense for the third quarter of 1993, includes a charge of $36 million, primarily related to the adjustment of deferred taxes and the special income tax obligation as required by SFAS 109 (Note 7). Without these two charges, net income per common share for the third quarter of 1993 would have been $1.00 on a primary basis and $.91 on a fully diluted basis.

Item 9.  Changes in and Disagreements with Accountants
- ------   ---------------------------------------------
         on Accounting and Financial Disclosure.
         --------------------------------------
         Previously reported in Conrail's Current Report on Form
         8-K, filed February 18, 1994.


                              PART III

Item 10. Directors and Executive Officers
- -------  --------------------------------
         of the Registrant.
         -----------------

Item 11. Executive Compensation.
- -------  ----------------------

Item 12. Security Ownership of Certain Beneficial
- -------  ----------------------------------------
         Owners and Management.
         ---------------------
         and

Item 13. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------

    In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Conrail's definitive Proxy Statement for the Conrail Annual Meeting of Shareholders to be held on May 18, 1994, which definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by
Item 401 of Regulation S-K is included in Part I under "Executive Officers of the Registrant."

                               PART IV

Item 14. Exhibits, Financial Statement
- -------  -----------------------------
         Schedules, and Reports on Form 8-K.
         ----------------------------------
(a) The following documents are filed as a part of this report:

    1.   Financial Statements:                                  Page
                                                                ----

         Report of Independent Accountants.....................   37
         Consolidated Statements of Income for each of the
           three years in the period ended December 31, 1993... 38 Consolidated Balance Sheets at December 31, 1993
           and 1992 ...........................................   39
         Consolidated Statements of Stockholders'
           Equity for each of the three years in the
           period ended December 31, 1993......................   40
         Consolidated Statements of Cash Flows for each of
           the three years in the period ended
           December 31, 1993 ..................................   41
         Notes to Consolidated Financial Statements............   42

    2.   Financial Statement Schedules:

         The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

               Index to Financial Statement Schedules
               --------------------------------------           Page
                                                                ----

         Schedule V     -  Property, Plant and Equipment......   S-1
         Schedule VI    -  Accumulated Depreciation,
                             Depletion and Amortization of
                             Property, Plant and Equipment....   S-2
         Schedule VIII  -  Valuation and Qualifying Accounts...  S-3
         Schedule X     -  Supplementary Income Statement
                             Information......................   S-4

         Schedules other than those listed above are omitted for reasons that they are not required, are not applicable, or the information is included in the financial statements or related notes.

    3.   Exhibits:

         Exhibit No.
         ----------
          2. Agreement and Plan of Merger among Consolidated Rail Corporation, Conrail Inc. and Conrail Subsidiary Corporation dated as of February 17, 1993, filed as Appendix A to the Proxy Statement of Consolidated Rail Corporation, dated April 16, 1993 and incorporated herein by reference.

          3.1 Articles of Incorporation of the Registrant filed as Appendix B to the Proxy Statement of Consolidated Rail Corporation, dated April 16, 1993 and incorporated herein by reference.

          3.2 By-Laws of the Registrant, filed as Exhibit 3.3(ii) to the Registrant's Form 8-B, dated July 13, 1993 and incorporated herein by reference.

          4.1 Articles of Incorporation of the Registrant filed as Appendix B to the Proxy Statement of Consolidated Rail Corporation, dated April 16, 1993 and incorporated herein by reference.

          4.2 Form of Certificate of Common Stock, par value $1.00 per share, of the Registrant, filed as Exhibit
              3.4(i)(c) to the Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

          4.3 Form of Certificate of Series A ESOP Convertible Junior Preferred Stock, no par value, of the Registrant filed as Exhibit 3.4(i)(d) to the Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

          4.4 Rights Agreement dated as of July 19, 1989, between Consolidated Rail Corporation and First Chicago Trust Company of New York, together with Form of Right Certificate and Summary of Rights to Purchase Common Shares as exhibits thereto, filed as Exhibit 1 to Consolidated Rail Corporation's Form 8-K dated July 31, 1989 and incorporated herein by reference.

          4.5 Amendment to Rights Agreement dated as of March 21,
              1990, filed as Exhibit 4.5 to Consolidated Rail
              Corporation's Report on Form 8-K dated March 27, 1990 and incorporated herein by reference.

          4.6 Amendment, Assignment and Assumption Agreement, dated as of February 17, 1993, with respect to the Rights

              Agreement, filed as Exhibit 3.4(i)(g) to the Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

          4.7 Form of Indenture between Consolidated Rail Corporation and The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of Consolidated Rail Corporation's debt securities, filed as Exhibit 4 to Consolidated Rail Corporation's Registration Statement on Form S-3 (Registration No. 33-34040) and incorporated herein by reference.

              In accordance with Item 601(b)(4)(iii) of Regulation S-K, copies of instruments of the Registrant and its subsidiaries with respect to the rights of holders of certain long-term debt are not filed herewith, or incorporated by reference, but will be furnished to the Commission upon request.

         10.1 Second Amended and Restated Northeast Corridor Freight Operating Agreement dated October 1, 1986 between National Railroad Passenger Corporation and Consolidated Rail Corporation, filed as Exhibit 10.1 to Consolidated Rail Corporation's Registration Statement on Form S-1 (Registration No. 33-11995) and incorporated herein by reference.

         10.2 Letter agreements dated September 30, 1982 and July 19, 1986 between Consolidated Rail Corporation and The Penn Central Corporation, filed as Exhibit 10.5 to Consolidated Rail Corporation's Registration Statement on Form S-1 (Registration No. 33-11995) and incorporated herein by reference.

         10.3 Letter agreement dated March 16, 1988 between Consoli-dated Rail Corporation and Penn Central Corporation re-lating to hearing loss litigation, filed as Exhibit
              19.1 to Consolidated Rail Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference.

         Management Compensation Plans and Contracts
         -------------------------------------------
         10.4 Consolidated Rail Corporation Annual Profit Incentive Plan for 1991, filed as Exhibit 10.6 to Consolidated Rail Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference.

         10.5 Consolidated Rail Corporation 1992 Annual Performance Achievement Reward Plan, filed as Exhibit 10.6 to Consolidated Rail Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

         10.6 Consolidated Rail Corporation 1993 Annual Performance Achievement Reward Plan, filed as Exhibit 3.10(v) to the Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

         10.7 Conrail 1987 Long-Term Incentive Plan, filed as
              Exhibit 4.4 to Consolidated Rail Corporation's Registration Statement on Form S-8 (Registration No. 33-19155) and incorporated herein by reference.

         10.8 Conrail 1991 Long-Term Incentive Plan, filed as
              Exhibit 4.8 to Consolidated Rail Corporation's Registration Statement on Form S-8 (Registration No. 33-44140) and incorporated herein by reference.

         10.9 Employment Agreement between James A. Hagen and Consolidated Rail Corporation, dated as of April 3, 1989, filed as Exhibit 10.11 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

        10.10 Agreement for Supplemental Employee Retirement Plan between James A. Hagen and Consolidated Rail Corporation, dated as of January 17, 1990, filed as
              Exhibit 10.12 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

        10.11 Form of Continuation Agreement between Consolidated Rail Corporation and each of its officers other than James A. Hagen, dated as of January 15, 1990, filed as
              Exhibit 10.14 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

         11   Statement of earnings (loss) per share computations.

         12   Computation of the ratio of earnings to fixed charges.

         21   Subsidiaries of the Registrant.

         23   Consent of Independent Accountants.

         24 Each of the officers and directors signing this Annual Report on Form 10-K has signed a power of attorney, contained on page 66 hereof, with respect to amendments to this Annual Report.

    (b)  Reports on Form 8-K.

         Current Report on Form 8-K dated October 7, 1993, filed in connection with Consolidated Rail Corporation's issuance of $63,156,000 of 5.98% 1993-A Equipment Trust Certificates Due 2013 pursuant to its current Registration Statement on Form S-3 (No. 33-64670).

    (c)  Exhibits.

         The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

    (d)  Financial Statement Schedules.

         Financial statement schedules and separate financial state ments specified by this Item are included in Item 14(a)2 or are otherwise omitted for reasons that they are not required or are not applicable.

                          POWER OF ATTORNEY
                          -----------------
    Each person whose signature appears below under "SIGNATURES" hereby authorizes H. William Brown and Bruce B. Wilson, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints H. William Brown and Bruce B. Wilson, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

                             SIGNATURES
                             ----------
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, Conrail Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CONRAIL INC.


Date: March 16, 1994

                                    By James A. Hagen
                                       -----------------------------
                                       James A. Hagen
                                       Chairman, President and Chief
                                       Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of March, 1994, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                                   Title
- ---------                                   -----
James A. Hagen                     Chairman, President and Chief
- ------------------------           Executive Officer and Director
James A. Hagen                     (Principal Executive Officer)


H. William Brown                   Senior Vice President - Finance
- ------------------------           and Administration
H. William Brown                   (Principal Financial Officer)


John A. McKelvey                   Vice President - Controller
- ------------------------           (Principal Accounting Officer)
John A. McKelvey

H. Furlong Baldwin                 Director
- ------------------------
H. Furlong Baldwin


Claude S. Brinegar                 Director
- ------------------------
Claude S. Brinegar


Daniel S. Burke                    Director
- ------------------------
Daniel B. Burke


Kathleen Foley Feldstein           Director
- ------------------------
Kathleen Foley Feldstein


Roger S. Hillas                    Director
- ------------------------
Roger S. Hillas


E. Bradley Jones                   Director
- ------------------------
E. Bradley Jones


David B. Lewis                     Director
- ------------------------
David B. Lewis


John C. Marous                     Director
- ------------------------
John C. Marous


William G. Milliken                Director
- ------------------------
William G. Milliken


Raymond T. Schuler                 Director
- ------------------------
Raymond T. Schuler


David H. Swanson                   Director
- ------------------------
David H. Swanson

                                 E-1
                            EXHIBIT INDEX

                                                 Page Number in SEC
                                                 Sequential Numbering
Exhibit No.                                      System
- -----------                                      --------------------


11       Statement of earnings (loss) per share
         computations

12       Computation of the ratio of earnings
         to fixed charges

21       Subsidiaries of the Registrant

23       Consent of Independent Accountants


Exhibits 2, 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 10.1, 10.2,
10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11 are
incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 66.