Form 10-Q
period 1994-03-31
CONRAIL INC
filed 1994-05-11
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994
                                                        --------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to

Commission file number  1-12184
                        -------
                              CONRAIL INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Pennsylvania                           23-2728514
- - -----------------------------------        --------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
- - ---------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)


                            (215) 209-4000
- - ---------------------------------------------------------------------
         (Registrant's telephone number, including area code)


- - ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of common stock outstanding (as of April 30, 1994)
79,035,291

                             CONRAIL INC.



                                 INDEX





                                                         Page Number
                                                         -----------
    PART I.   FINANCIAL INFORMATION

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1994 and 1993                3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1994 and
                       December 31, 1993                      4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1994 and 1993                5

                       Notes to Condensed Consolidated
                       Financial Statements                   6

                       Reports of Independent Accountants     8

              Item 2.  Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations              10

    PART II.  OTHER INFORMATION

              Item 1.  Legal Proceedings                      14

              Item 6.  Exhibits and Reports on Form 8-K       14

    SIGNATURES                                                15

                     PART I. FINANCIAL INFORMATION
                             CONRAIL INC.
 Item 1.  Financial Statements.
          --------------------

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
 ($ In Millions Except Per Share Data)
                                                    Quarters ended
                                                       March 31,
                                                    --------------
                                                     1994     1993
                                                    -----    -----
 Revenues                                           $ 847    $ 816
                                                    -----    -----
 Operating expenses
   Way and structures                                 144      136
   Equipment                                          210      176
   Transportation                                     350      322
   General and administrative                          91       97
   Early retirement program                            84
                                                    -----    -----
     Total operating expenses                         879      731
                                                    -----    -----
 Income (loss) from operations                        (32)      85
 Interest expense                                     (47)     (44)
 Other income, net                                     26       32
                                                    -----    -----
Income (loss) before income taxes and the
 cumulative effect of changes in accounting
 principles                                           (53)      73
 Income taxes (benefits)                              (21)      27
                                                    -----    -----
 Income (loss) before the cumulative effect
 of changes in accounting principles                  (32)      46
 Cumulative effect of changes in accounting
 principles                                                    (74)
                                                    -----    -----
 Net loss                                           $ (32)   $ (28)
                                                    =====    =====
 Income (loss) per common share
 Before the cumulative effect of changes
  in accounting principles
   Primary                                          $(.45)   $ .52
   Fully diluted                                     (.45)     .52
 Cumulative effect of changes in accounting
  principles
   Primary and fully diluted                                  (.91)
 Net loss per common share
   Primary                                          $(.45)   $(.39)
   Fully diluted                                     (.45)    (.39)
 Dividends per common share                         $.325    $.275
 Weighted average number of shares used in
 computing earnings (loss) per share (thousands)
   Primary                                         79,629   80,982
   Fully diluted                                   79,629   80,982
 Ratio of earnings to fixed charges                -          2.25x

 See accompanying notes.

                             CONRAIL INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
   ($ In Millions)                           March 31,  December 31,
                                                1994        1993
                                            ----------  ------------
         ASSETS
   Current assets
   Cash and cash equivalents                  $   43      $   38
   Accounts receivable                           661         644
   Deferred tax assets                           236         227
   Material and supplies                         153         132
   Other current assets                           26          21
                                              ------      ------
   Total current assets                        1,119       1,062
   Property and equipment, net                 6,309       6,313
   Other assets                                  612         573
                                              ------      ------
   Total assets                               $8,040      $7,948
                                              ======      ======
         LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Short-term borrowings                         112          79
   Current maturities of long-term debt          154         146
   Accounts payable                               95          62
   Wages and employee benefits                   179         185
   Casualty reserves                              96          93
   Accrued and other current liabilities         519         510
                                              ------      ------
   Total current liabilities                   1,155       1,075
   Long-term debt                              1,985       1,959
   Casualty reserves                             210         132
   Deferred income taxes                       1,083       1,081
   Special income tax obligation                 560         575
   Other liabilities                             337         342
                                              ------      ------
   Total liabilities                           5,330       5,164
                                              ------      ------
   Stockholders' equity
   Series A ESOP convertible junior
   preferred stock                               286         286
   Unearned ESOP compensation                   (251)       (253)
   Common stock                                   80          80
   Additional paid-in capital                  1,829       1,819
   Retained earnings                             795         857
                                              ------      ------
                                               2,739       2,789
   Treasury stock                                (29)         (5)
                                              ------      ------
   Total stockholders' equity                  2,710       2,784
                                              ------      ------
   Total liabilities and
   stockholders' equity                       $8,040      $7,948
                                              ======      ======

   See accompanying notes.

                             CONRAIL INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)



 ($ In Millions)
                                                       Quarters ended
                                                          March 31,
                                                      ---------------
                                                       1994      1993
                                                      -----     -----
 Cash flows from operating activities                 $  62     $  33

 Cash flows from investing activities
 Property and equipment acquisitions                    (68)      (80)
   Other                                                 (2)      (35)
                                                      -----     -----
 Net cash used in investing activities                  (70)     (115)
                                                      -----     -----


 Cash flows from financing activities
 Repurchase of common stock                             (24)      (10)
 Net proceeds from (repayment of)short-term
  borrowings                                             33       (21)
 Payment of capital lease and equipment obligations     (18)      (24)
 Proceeds from medium-term notes                         50        79
 Payment of medium-term notes                            (5)
 Proceeds from long-term debt                                      54
 Dividends paid on common stock                         (26)      (22)
 Dividends paid on preferred stock                       (5)       (5)
 Other                                                    8         5
                                                      -----     -----


 Net cash from financing activities                      13        56
                                                      -----     -----


 Increase (decrease) in cash and cash equivalents         5       (26)


 Cash and cash equivalents
 Beginning of period                                     38        40
                                                      -----     -----


 End of period                                        $  43     $  14
                                                      =====     =====



 See accompanying notes.

                             CONRAIL INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)



      1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc. (the "Company") as of March 31, 1994 and December 31, 1993, and the consolidated results of operations and cash flows for the quarters ended March 31, 1994 and 1993. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the cumulative effect of changes in accounting principles mentioned in Note 3, necessary to present fairly the results for the interim periods included.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1993, presented in the Company's Annual Report on Form 10-K.

      2. During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program will be paid from the Company's overfunded pension plan.

      3. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, the Company recorded cumulative after tax charges totalling $74 million in the first quarter of 1993.

      4. In April 1994, Consolidated Rail Corporation, the Company's principal subsidiary, entered into a $500 million uncollateralized bank credit agreement with a group of banks to replace the $300 million credit facility that would have expired in the first quarter of 1995. The new credit agreement, which will be used for general corporate purposes and to support Consolidated Rail Corporation's commercial paper program, provides for a $350 million revolving credit facility with a five year maturity and a $150 million revolving credit facility with a one year maturity. Both credit facilities require interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts. The new credit agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth. There were no borrowings outstanding under the prior credit agreement at March 31, 1994.

      5. In July 1993, the Board of Directors authorized a $100 million common stock repurchase program. Under this program, the Company acquired 404,824 shares for approximately $24 million during the first quarter of 1994.

      6. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
     Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Material developments with respect to these and other matters are discussed in Part II, Item 1 - Legal Proceedings in this Form 10-Q.

                   REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholders and Board of Directors of
    Conrail Inc.


    We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of March 31, 1994 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1994. The condensed consolidated statements of income and cash flows of Consolidated Rail Corporation for the three months ended March 31, 1993 were reviewed by other independent accountants, whose report dated April 21, 1993, disclosed that no material modifications should have been made to the interim financial information for it to be in conformity with generally accepted accounting principles. This financial information is the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with generally accepted accounting principles.

    The Company's consolidated balance sheet as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other independent accountants, whose report dated January 24, 1994 expressed an unqualified opinion on those statements and included an explanatory paragraph describing the Company's change in methods for accounting for income taxes and postretirement benefits other than pensions in 1993.




    PRICE WATERHOUSE
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 20, 1994

                   REPORT OF INDEPENDENT ACCOUNTANTS




    The Stockholders and Board of Directors of
    Conrail Inc.


    We have made a review of the condensed consolidated balance sheet of Conrail Inc. and subsidiaries as of March 31, 1993 and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

    A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report, dated
    January 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                        COOPERS & LYBRAND



    2400 Eleven Penn Center
    Philadelphia, Pennsylvania
    January 24, 1994

                             CONRAIL INC.


    Item 2.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
            Condition and Results of Operations.
            -----------------------------------

    Results of Operations
    ---------------------
    Overview
    --------
    Conrail Inc. (the "Company") incurred a net loss of $32 million ($.45 per share, primary and fully diluted basis) for the first quarter of 1994 compared with a net loss of $28 million for the first quarter of 1993 ($.39 per share, primary and fully diluted basis). The first quarter of 1994 includes a one-time charge of $51 million (net of $33 million tax benefits) relating to a non-union voluntary early retirement program and related costs and the first quarter of 1993 includes charges totalling $74 million (net of taxes of $14 million) for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions. Absent these one-time charges, the Company would have shown net income of $19 million for the first quarter of 1994,(net income per common share of $.20 primary and $.19 fully diluted), and net income of $46 million for the first quarter of 1993 (net income per common share of $.52 primary and $.49 fully diluted).

    The Company's first quarter 1994 results were adversely affected by difficult operating conditions caused by severe winter weather, which diminished its ability to handle an increase in traffic volume during the quarter. The poor operating conditions and greater than anticipated traffic volumes combined to create a shortage of locomotives and crews. These factors in conjunction with the simultaneous implementation of the Company's new service group structure resulted in service disruptions and increased operating expenses.

    The Company has revised its economic assumptions for 1994, to
    3.5 percent growth in real gross domestic product and 4.5 percent in industrial production, from 3.0 percent and 3.4 percent, respectively. While the Company's financial goal of achieving an 81.5 percent operating ratio (operating expenses as a percent of revenues but excluding non-recurring charges) for the full year has not changed, the high operating expenses in the first quarter will make achieving the goal more difficult. The goal will continue to be evaluated as the year progresses. Management is continuing its review of asset utilization in light of the Company's goal to earn its cost of capital and its revised economic assumptions with a view to identifying excess assets and addressing competing demands for additional assets.

    First Quarter 1994 compared with First Quarter 1993
    ---------------------------------------------------
    Net loss for the first quarter of 1994 was $32 million after the effects of a one-time charge of $51 million related to a non-union voluntary early retirement program and related costs which the Company completed during the quarter (see Note 2 to the Condensed Consolidated Financial Statements). Net loss for the first quarter of 1993 was $28 million after the effects of one-time charges of $74 million for adoption of required changes in accounting principles (see Note 3 to the Condensed Consolidated Financial Statements).

    Operating revenues (primarily freight line-haul revenues, but also including switching, demurrage and incidental revenues) increased $31 million, or 3.8%, from $816 million in the first quarter of 1993 to $847 million in the first quarter of 1994. A 7.8% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $61 million increase in revenues that was partially offset by a 3.0% decrease in average revenue per unit which reduced revenue by $25 million. The decline in average revenue per unit is attributable to traffic mix and decreases in average rates which lowered revenue by $7 million and $18 million, respectively. Incidental revenues decreased $5 million.

    Operating expenses increased $148 million (including the $84 million charge related to the non-union voluntary early retirement program and related costs), or 20.2%, from $731 million in the first quarter of 1993 to $879 million in the first quarter of 1994. The following table sets forth the operating expenses for the two periods:

                                      First Quarter
                                      -------------
                                                       Increase
    ($ In Millions)                   1994    1993    (Decrease)
                                      ----    ----    ----------

    Compensation and benefits         $341    $323    $ 18
    Fuel                                47      43       4
    Material and supplies               62      57       5
    Equipment rents                     91      75      16
    Depreciation and amortization       70      72      (2)
    Casualties and insurance            45      34      11
    Other                              139     127      12
    Early retirement program            84              84
                                      ----    ----    ----
                                      $879    $731    $148
                                      ====    ====    ====

    Compensation and benefits as a percent of revenues was 40.3% in the first quarter of 1994 and 39.6% in the first quarter of 1993. The labor cost increase of $18 million, or 5.6%, was attributable primarily to increased overtime caused by the adverse weather conditions and service disruptions experienced in the first quarter.

    The increase of $16 million, or 21.3%, in equipment rents primarily reflects the effects of crowded serving yards and train delays due to adverse weather conditions and higher traffic volume.

    The increase of $11 million, or 32.4%, in casualties and insurance cost was due to an increase in the number of personal injury claims plus increases in the average cost per claim.
    Also contributing to the increase were costs associated with loss and damage to lading from train derailments.

    Other operating expenses increased $12 million, or 9.4%, primarily due to increases in lease rentals, snow removal and property and corporate taxes during the quarter.

    In the first quarter of 1994, the Company incurred a one-time charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

    The Company's operating ratio (operating expenses as a percent of revenues) was 103.8% for the first quarter of 1994 compared with 89.6% for the first quarter of 1993. Without the one-time charge for the early retirement program, the operating ratio for the first quarter of 1994 would have been 93.8%.


    Liquidity and Capital Resources
    -------------------------------
    The Company's cash and cash equivalents increased $5 million in the first quarter of 1994, from $38 million at December 31, 1993 to $43 million at March 31, 1994. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first quarter of 1994, operating activities provided cash of $62 million and net short-term borrowings and proceeds from medium-term notes provided $83 million.

    The principal uses of cash during the quarter were for:
    property and equipment acquisitions, $68 million; repurchase of common stock, $24 million; payment of capital lease and equipment obligations, $18 million; and cash dividends on common and preferred stock, $31 million.

    A working capital (current assets less current liabilities) deficiency of $36 million existed at March 31, 1994 as compared with a deficiency of $13 million at December 31, 1993. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

    In July 1993, the Company began a third common stock repurchase program of up to $100 million. During the first quarter of 1994, 404,824 shares were acquired for $24 million, bringing the total acquired under this program through March 31, 1994 to 642,679 shares at a cost of approximately $38 million.

    During the first quarter of 1994, Consolidated Rail Corporation issued $243 million of commercial paper and repaid $210 million. At March 31, 1994, $212 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

    In January 1994, Consolidated Rail Corporation established a $300 million Medium-Term Note Program under a shelf registration statement filed on Form S-3 in August 1993. Under this Program, Consolidated Rail Corporation issued $50 million of medium-term notes during the first quarter of 1994, with an average interest rate of 5.73%.

    In April 1994, Consolidated Rail Corporation entered into an uncollateralized bank credit agreement with a group of banks to replace the $300 million credit facility that would have expired in the first quarter of 1995. The new credit agreement, which will be used for general corporate purposes and to support the Consolidated Rail Corporation's commercial paper program, provides for a $350 million revolving credit facility with a five year maturity and a $150 million revolving credit facility with a one year maturity.

                      PART II.  OTHER INFORMATION

                             CONRAIL INC.




    Item 1.  Legal Proceedings.
             -----------------
    United States v. Consolidated Rail Corporation, et al.
    -----------------------------------------------------
    On March 17, 1994, the United States Department of Justice ("DOJ") served notice that it had filed a complaint in the Federal District Court for the Eastern District of Pennsylvania against Consolidated Rail Corporation and two other parties citing various violations of the Clean Air Act ("CAA") and the National Emission Standard for Hazardous Air Pollutants ("NESHAP") in connection with the alleged release of asbestos during the renovation of a grain storage facility. DOJ seeks civil penalties and injunctive relief against further violations of CAA and NESHAP.


    Item 6.  Exhibits and Reports on Form 8-K.
             --------------------------------
             (a)  Exhibits

                  11   Statement of earnings (loss) per share
                       computations.

                  12 Computations of the ratio of earnings to fixed charges.

                  15.a Letter re unaudited interim financial
                       information from Price Waterhouse.

                  15.b Letter re unaudited interim financial
                       information from Coopers & Lybrand.


             (b)  Reports on Form 8-K

                  On February 18, 1994, the Company filed a report on Form 8-K reporting the following under "Item 4. Change in Registrant's Certifying Accountants,":
                  On February 16, 1994, the Company dismissed
                  Coopers & Lybrand as its independent accountants and engaged Price Waterhouse as its new independent accountants effective as of that date.

                               SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONRAIL INC.
                                    Registrant





                                    Bruce B. Wilson
                                    -----------------------------
                                    Bruce B. Wilson
                                    Senior Vice President - Law






                                    H. W. Brown
                                    -----------------------------
                                    H. W. Brown
                                    Senior Vice President -
                                    Finance and Administration
                                    (Principal Financial Officer)


    Date: May 11, 1994

                             EXHIBIT INDEX
                             -------------


    Exhibit                                       Page Number in
      No.                                         SEC Sequential
                                                 Numbering System
    -------                                      ----------------
    11        Statement of earnings (loss)
              per share computations.

    12        Computations of the ratio of
              earnings to fixed charges.

    15.a      Letter re unaudited interim
              financial information from
              Price Waterhouse.

    15.b      Letter re unaudited interim
              financial information from
              Coopers & Lybrand.