Form 10-Q
period 1994-06-30
CONRAIL INC
filed 1994-07-29
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to

Commission file number  1-12184

                             CONRAIL INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Pennsylvania                           23-2728514
  -------------------------------             -----------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
  ---------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)


                            (215) 209-4000
  ---------------------------------------------------------------------
         (Registrant's telephone number, including area code)


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

  Number of shares of Conrail Inc. common stock outstanding (as of July 15, 1994) 78,821,747

                             CONRAIL INC.


                                 INDEX



                                                        Page Number
                                                        -----------
   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                   Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1994 and 1993             3

                   Condensed Consolidated Balance
                    Sheets - June 30, 1994 and
                    December 31, 1993                        4

                   Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1994 and 1993                   5

                   Notes to Condensed Consolidated
                    Financial Statements                     6

                    Reports of Independent Accountants       8

          Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations               10

   PART II.         OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote
                    of Security Holders                     16

          Item 6.  Exhibits and Reports on Form 8-K         18

   SIGNATURES                                               19

                       PART I. FINANCIAL INFORMATION
                               CONRAIL INC.

Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
($ In Millions Except Per Share Data)
                                        Quarters Ended      Six Months Ended
                                           June 30,             June 30,
                                        --------------     -----------------
                                        1994      1993        1994      1993
                                        ----      ----      ------    ------
Revenues                                $951      $873      $1,798    $1,689
Operating expenses
  Way and structures                     121       122         265       258
  Equipment                              209       178         419       354
  Transportation                         342       320         692       642
  General and administrative              90        95         181       192
  Early retirement program                                      84
                                        ----      ----      ------    ------
    Total operating expenses             762       715       1,641     1,446
                                        ----      ----      ------    ------
Income from operations                   189       158         157       243
Interest expense                         (48)      (46)        (95)      (90)
Other income, net                         25        25          51        57
                                        ----      ----      ------    ------
Income before income taxes and the
 cumulative effect of changes in
 accounting principles                   166       137         113       210
Income taxes                              65        52          44        79
                                        ----      ----      ------    ------
Income before the cumulative effect
 of changes in accounting principles     101        85          69       131
Cumulative effect of changes in
 accounting principles                                                   (74)
                                        ----      ----      ------    ------
Net income                              $101      $ 85      $   69    $   57
                                        ====      ====      ======    ======
Income (loss) per common share
  Before the cumulative effect of
   changes in accounting principles
    Primary                            $1.24     $1.01        $.79    $ 1.53
    Fully diluted                       1.12       .92         .74      1.40
  Cumulative effect of changes in
   accounting principles
    Primary                                                             (.91)
    Fully diluted                                                       (.81)
  Net income per common share
    Primary                            $1.24     $1.01        $.79     $ .62
    Fully diluted                       1.12       .92         .74       .59
Dividends per common share             $.325     $.275        $.65     $ .55
Weighted average number of shares
 used in computing earnings per share
 (thousands)
  Primary                             79,632    80,730      80,033    80,855
  Fully diluted                       89,547    90,687      89,962    90,814
Ratio of earnings to fixed charges      3.84x     3.65x       1.94x     2.96x

See accompanying notes.

                             CONRAIL INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
  ($ In Millions)                              June 30,   December 31,
                                                 1994         1993
                                               --------   ------------
         ASSETS
  Current assets
    Cash and cash equivalents                   $   28       $   38
    Accounts receivable                            673          644
    Deferred tax assets                            238          227
    Material and supplies                          157          132
    Other current assets                            25           21
                                                ------       ------
         Total current assets                    1,121        1,062
  Property and equipment, net                    6,349        6,313
  Other assets                                     667          573
                                                ------       ------
         Total assets                           $8,137       $7,948
                                                ======       ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Short-term borrowings                          185           79
    Current maturities of long-term debt           118          146
    Accounts payable                                61           62
    Wages and employee benefits                    194          185
    Casualty reserves                               96           93
    Accrued and other current liabilities          545          510
                                                ------       ------
         Total current liabilities               1,199        1,075
  Long-term debt                                 1,971        1,959
  Casualty reserves                                204          132
  Deferred income taxes                          1,128        1,081
  Special income tax obligation                    544          575
  Other liabilities                                338          342
                                                ------       ------
         Total liabilities                       5,384        5,164
                                                ======       ======
  Stockholders' equity
    Series A ESOP convertible junior
     preferred stock                               286          286
    Unearned ESOP compensation                    (248)        (253)
    Common stock                                    80           80
    Additional paid-in capital                   1,832        1,819
    Retained earnings                              868          857
                                                ------       ------
                                                 2,818        2,789
    Treasury stock                                 (65)          (5)
                                                ------       ------
         Total stockholders' equity              2,753        2,784
                                                ------       ------
         Total liabilities and
          stockholders' equity                  $8,137       $7,948
                                                ======       ======

  See accompanying notes.

                                 4

                             CONRAIL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

($ In Millions)                                        Six Months Ended
                                                            June 30,
                                                      -------------------
                                                        1994        1993
                                                       -----       -----
Cash flows from operating activities                   $ 223       $ 117

Cash flows from investing activities
  Property and equipment acquisitions                   (181)       (202)
  Loans to and investments in affiliates                  (5)        (24)
  Proceeds from disposals of properties                   11           7
  Other                                                  (26)        (27)
                                                       -----       -----
      Net cash used in investing activities             (201)       (246)
                                                       -----       -----

Cash flows from financing activities
  Repurchase of common stock                             (60)        (32)
Net proceeds from (repayment of) short-term
 borrowings                                              105         (67)
  Net proceeds from (payment of) medium-term notes        10          (1)
  Proceeds from long-term debt                                       305
  Payment of capital lease and equipment
   obligations                                           (37)        (44)
  Dividends paid on common stock                         (51)        (44)
  Dividends paid on preferred stock                      (11)        (11)
  Other                                                   12           7
                                                       -----       -----
Net cash from (used in) financing activities             (32)        113
                                                       -----       -----
Decrease in cash and cash equivalents                    (10)        (16)

Cash and cash equivalents
  Beginning of period                                     38          40
                                                       -----       -----
  End of period                                        $  28       $  24
                                                       =====       =====

See accompanying notes.

                          CONRAIL INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. The unaudited financial statements contained herein present Conrail Inc.'s (the "Company") consolidated financial position as of June 30, 1994 and December 31, 1993, the consolidated results of operations for the three and six-month periods ending June 30, 1994 and 1993 and the consolidated cash flows for the six-month periods ended June 30, 1994 and 1993. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, and the cumulative effects of changes in accounting principles mentioned in Note 3, necessary to present fairly the results for the interim periods included.

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

4. In July 1993, the Board of Directors authorized a $100 million common stock repurchase program. During the first six months of 1994, the Company acquired 1,027,571 shares for approximately $60 million under this program, and at June 30, 1994 approximately $26 million remained available from the authorization. On
July 20, 1994, the Company's Board of Directors authorized an additional $100 million common stock repurchase program.

5. In June 1994, Consolidated Rail Corporation, the Company's principal subsidiary, issued $15 million of Medium-Term Notes with an interest rate of 6.33%, maturing in 1996, pursuant to a registration statement on Form S-3.

In July 1994, Consolidated Rail Corporation issued approximately $49 million of 1994 Equipment Trust Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

6. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. There have been no material developments with respect to these matters during the first six months of 1994, except as disclosed in that Annual Report on Form 10-K and the quarterly report on Form 10-Q for the three months ended March 31, 1994.

                REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Conrail Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of June 30, 1994 and the related condensed consolidated statements of income for the three and six months ended June 30, 1994 and the condensed consolidated statement of cash flows for the six months ended June 30, 1994. The condensed consolidated statements of income for the three and six months ended June 30, 1993 and the condensed consolidated statement of cash flows of Consolidated Rail Corporation for the six months ended June 30, 1993 were reviewed by other independent accountants, whose report dated July 21, 1993, disclosed that no material modifications should have been made to the interim financial information for it to be in conformity with generally accepted accounting principles. This financial information is the responsibility of the Company's management.

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



PRICE WATERHOUSE
Thirty South Seventeenth Street
Philadelphia, PA 19103
July 20, 1994

                REPORT OF INDEPENDENT ACCOUNTANTS




The Stockholders and Board of Directors of
Conrail Inc.


We have made a review of the condensed consolidated balance sheet of Consolidated Rail Corporation and subsidiaries as of June 30, 1993, and the related condensed consolidated statements of income for the three and six-month periods ended June 30, 1993, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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



                                    COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                             CONRAIL INC.


 Item 2.  Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

 Results of Operations
 ---------------------
 Overview
 --------
 Net income for Conrail Inc. ("Conrail" or "the Company") was $101 million for the second quarter of 1994 compared with $85 million for the second quarter of 1993. Net income for the first six months of 1994 was $69 million compared with $57 million for the first six months of 1993. Results for the first six months of 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs that the Company recorded in the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements). Results for the first six months of 1993 include one-time charges in the first quarter of $74 million (net of tax benefits of $14 million) for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions (see Note 3 to the Condensed Consolidated Financial Statements). Absent these one-time charges, Conrail would have net income of $120 million and $131 million for the first six months of 1994 and 1993, respectively.

 Net income per common share for the second quarter of 1994 was $1.24 on a primary basis and $1.12 on a fully diluted basis, compared with $1.01 and $.92 on the respective bases for the second quarter of 1993. Net income per common share for the first six months of 1994 was $.79 on a primary basis and $.74 on a fully diluted basis, compared with $.62 and $.59 on the respective bases for the first six months of 1993. Excluding the one-time charges, net income per common share for the first six months of 1994 would have been $1.43 on a primary basis and $1.31 on a fully-diluted basis compared with $1.53 and $1.40 on the respective bases for the first six months of 1993.

 Traffic volume increased in each of the four Service Groups, Intermodal, Automotive, Unit Train and Core, for both the second quarter and six months ended June 30, 1994, compared with these same periods in 1993. Conrail believes that the economy will continue to grow during the remainder of 1994 and has modestly increased its projections for traffic volume and revenue during this period.

 The Company is continuing to assess its existing capital resources required for the Service Groups and expects to complete the assessment by year end. In anticipation of continued traffic growth, the Company is increasing its locomotive fleet and hiring train and engine employees to meet the demand for transportation services.


 Second Quarter 1994 compared with Second Quarter 1993
 -----------------------------------------------------
 Net income for the second quarter of 1994 was $101 million, an increase of $16 million, or 18.8%, from $85 million for the second quarter of 1993.

 Operating revenues (primarily freight line-haul revenues, but also including switching, demurrage and incidental revenues) increased $78 million, or 8.9%, from $873 million in the second quarter of 1993 to $951 million in the second quarter of 1994. A 10.1% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in an $84 million increase in revenues that was partially offset by a 1.0% decrease in average revenue per unit which reduced revenues by $9 million. The decline in average revenue per unit is attributable to an unfavorable traffic mix which decreased revenues by $17 million, partially offset by an increase in average rates which increased revenues $8 million. Other revenues increased by $3 million.

 Operating expenses for the quarter increased $47 million, or 6.6%, from $715 million in 1993 to $762 million in 1994. The following table sets forth the operating expenses for the two periods:

                                      Second Quarter
                                      --------------
     ($ In Millions)                   1994    1993   Increase
                                       ----    ----   --------
     Compensation and benefits         $311    $309     $ 2
     Fuel                                47      44       3
     Material and supplies               51      50       1
     Equipment rents                    102      75      27
     Depreciation and amortization       69      69       -
     Casualties and insurance            39      31       8
     Other                              143     137       6
                                       ----    ----     ---
                                       $762    $715     $47
                                       ====    ====     ===

 Compensation and benefits as a percent of revenues were 32.6% in the second quarter of 1994 and 35.4% in the second quarter of 1993.

 The increase of $27 million, or 36%, in equipment rents primarily reflects an increase in the number of cars handled and the congestion in the yards, both caused by increased traffic volume. The effects of new operating leases also increased equipment rents in 1994 versus 1993.

 Casualties and insurance costs increased $8 million, or 25.8%, due to an increase in personal injury claims expense based on the increase in estimated costs to settle such claims. The Company continues to experience increasing costs associated with the resolution of personal injury and occupational illness claims, despite the recent decline in the actual number of lost-time injuries. As a result, the Company has formed a new Risk Management Department to consolidate all facets of personal injury risk management and to review its safety practices, the process by which it resolves claims, and the costs of such claims. The Company is continuing the process of reviewing the adequacy of its personal injury reserves.

 The Company's operating ratio (operating expenses as a percent of revenues) was 80.1% for the second quarter of 1994, compared with 81.9% for the second quarter of 1993.


 First Six Months of 1994 compared with First Six Months of 1993
 ---------------------------------------------------------------

 Net income for the first six months of 1994 was $69 million, an increase of $12 million, or 21.1%, from $57 million for the first six months of 1993. Net income for the first six months of 1994 includes the effects of a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union voluntary early retirement program and related costs which the Company recorded during the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1993 includes the effects of one-time charges in the first quarter of $74 million (net of tax benefits of $14 million) for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions (see Note 3 to the Condensed Consolidated Financial Statements).

 Operating revenues increased $109 million, or 6.5%, to $1,798 million from $1,689 million for the first six months of 1993. A 9.0% increase in traffic volume resulted in a $145 million increase in revenues that was partially offset by a 1.9% decrease in average revenue per unit which reduced revenues by $34 million. The decline in average revenue per unit was caused by an unfavorable traffic mix and decreases in average rates, which lowered revenues by $24 million and $10 million, respectively. Other revenues decreased $2 million.

 Operating expenses increased $195 million, including $84 million related to the non-union voluntary early retirement program and related costs, or 13.5%, to $1,641 million from $1,446 million for the first six months of 1993. The following table shows the operating expenses for the periods:

                                       First Six Months
                                       ----------------    Increase
   ($ In Millions)                       1994     1993    (Decrease)
                                       ------   ------    ----------
   Compensation and benefits           $  652   $  632       $ 20
   Fuel                                    94       87          7
   Material and supplies                  113      107          6
   Equipment rents                        193      150         43
   Depreciation and amortization          139      141         (2)
   Casualties and insurance                84       65         19
   Other                                  282      264         18
   Early retirement program                84        -         84
                                       ------   ------       ----
                                       $1,641   $1,446       $195
                                       ======   ======       ====

 Compensation and benefits as a percent of revenues were 36.2% in the first six months of 1994 and 37.4% in the first six months of 1993. The compensation and benefits increase of $20 million, or 3.2%, was attributable primarily to increased overtime caused by the adverse weather conditions and service disruptions experienced in the first quarter of 1994.

 The increase of $43 million, or 28.7%, in equipment rents is primarily attributable to increased traffic volume and new operating leases, as well as the effects of crowded serving yards and train delays caused by adverse weather conditions experienced in the first quarter of 1994.

 Casualties and insurance costs increased $19 million, or 29.2%, due to an increase in personal injury claims expense based on higher expected costs to settle claims along with an increase in the number of personal injury claims, which increase occurred in the first quarter of 1994.

 Other operating expenses increased $18 million, or 6.8%, primarily due to increases in lease rentals and property and corporate taxes, as well as higher snow removal costs in the first quarter of 1994.

 In the first quarter of 1994, the Company incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

 Conrail's operating ratio was 91.3% for the first six months of 1994, compared with 85.6% for the first six months of 1993. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first six months of 1994 would have been 86.6%. The Company's financial goal of achieving an 81.5 % operating ratio (excluding non-recurring charges) for the full year has not changed but continues to be evaluated as the year progresses.


 Liquidity and Capital Resources
 -------------------------------
 The Company's cash and cash equivalents decreased $10 million in the first six months of 1994, from $38 million at December 31, 1993 to $28 million at June 30, 1994. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first six months of 1994, operating activities provided cash of $223 million and net proceeds from short-term borrowings and medium-term notes provided $115 million. The principal uses of cash were for property and equipment acquisitions, $181 million; repurchases of common stock, $60 million; payment of capital lease and equipment obligations, $37 million; and cash dividends on common and preferred stock, $62 million.

 A working capital (current assets less current liabilities) deficiency of $78 million existed at June 30, 1994 as compared with a deficiency of $13 million at December 31, 1993. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

 During the first six months of 1994, Consolidated Rail Corporation issued $169 million of commercial paper and repaid $64 million. At June 30, 1994, $285 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

 In June 1994, Consolidated Rail Corporation issued $15 million of Medium-Term Notes with an interest rate of 6.33%, maturing in 1996, pursuant to a registration statement on Form S-3.

 In July 1994, Consolidated Rail Corporation issued approximately $49 million of 1994 Equipment Trust Certificates,
 Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

 In July 1993, the Company began a third common stock repurchase program of up to $100 million. During the first six months of 1994, 1,027,571 shares were acquired for $60 million, bringing the total acquired under this program through June 30, 1994 to 1,265,426 shares at a cost of approximately $74 million. At June 30, 1994, approximately $26 million remained from this program, and on July 20, 1994, the Board of Directors authorized an additional $100 million common stock repurchase program.

 Also on July 20, 1994, the Company's Board of Directors approved an increase of $.05 per share, or 15.4%, in the Company's quarterly dividend to $.375 per common share commencing with the dividend payable September 15, 1994 to shareholders of record on August 31, 1994.


 Other Matters
 -------------
 The United Transportation Union ("UTU") is currently involved in a work stoppage that is confined to the Soo Line Railroad. The Company has been advised that the strike may spread in the near future to the Delaware & Hudson Railroad (an affiliate of the Soo Line), a carrier with which Conrail shares facilities and which has trackage rights over Conrail. In such event, Conrail's operations may be adversely affected or Conrail may be the subject of secondary picketing which, in turn, could result in Conrail's operations in those areas being severely curtailed for the duration of the picketing.

                      PART II.  OTHER INFORMATION

                             CONRAIL INC.



 Item 4.  Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          (a)  The Registrant held its Annual Meeting of
               Shareholders on May 18, 1994.

          (b) Proxies for the meeting were solicited pursuant to Regulation 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected.

          (c) Listed below is each matter voted on at the Registrant's Annual Meeting as fully described in the Registrant's Proxy Statement solicited pursuant to Rule 14A. Following are the results of the voting and the number of votes cast for each matter.

               (i) The election of four directors in Class I to serve until the Annual Meeting of Shareholders in 1997 and until their successors are elected and take office. All nominees were elected by majority vote and the number of votes cast for each follows (there were no broker non-votes):

                                             Common     Preferred
                                           ----------   ---------
                    H. Furlong Baldwin

                    For                    69,552,669   8,314,526
                    Withheld                  163,004     350,494
                    Shares not voted        9,929,617   1,277,209
                                           ----------   ---------
                    Total                  79,645,290   9,942,229
                                           ==========   =========


                    James A. Hagen

                    For                    69,544,218   8,286,738
                    Withheld                  171,455     378,282
                    Shares not voted        9,929,617   1,277,209
                                           ----------   ---------
                    Total                  79,645,290   9,942,229
                                           ==========   =========

                                             Common     Preferred
                                           ----------   ---------
                    Michael H. Moskow

                    For                    69,543,953   8,275,417
                    Withheld                  171,720     389,603
                    Shares not voted        9,929,617   1,277,209
                                           ----------   ---------
                    Total                  79,645,290   9,942,229
                                           ==========   =========



                    David H. Swanson

                    For                    69,536,326   8,259,321
                    Withheld                  179,347     405,699
                    Shares not voted        9,929,617   1,277,209
                                           ----------   ---------
                    Total                  79,645,290   9,942,229
                                           ==========   =========

               (ii) Ratification of the appointment of Price
                    Waterhouse as the independent accountants for the year 1994. The appointment of Price Waterhouse was ratified by majority vote and the number of votes cast follows (there were no broker non-votes):

                                             Common     Preferred
                                           ----------   ---------
                    For                    69,160,535   8,236,750
                    Against                   178,581     299,994
                    Abstentions               376,557     128,276
                    Shares not voted        9,929,617   1,277,209
                                           ----------   ---------
                    Total                  79,645,290   9,942,229
                                           ==========   =========

 Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

                11    Statement of earnings per share
                      computations.

                12 Computations of the ratio of earnings to fixed charges.

                15.a  Letter re unaudited interim financial
                      information from Price Waterhouse.

                15.b  Letter re unaudited interim financial
                      information from Coopers & Lybrand.

          (b)   Reports on Form 8-K

                None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONRAIL INC.
                                 Registrant





                                 /s/ Bruce B. Wilson

                                 Bruce B. Wilson
                                 Senior Vice President - Law






                                 /s/ H. W. Brown

                                 H. W. Brown
                                 Senior Vice President -
                                 Finance and Administration
                                 (Principal Financial Officer)


 Date:     July 29, 1994

                          EXHIBIT INDEX
                          -------------



  Exhibit                                       Page Number in
    No.                                         SEC Sequential
                                               Numbering System
  -------                                      ----------------

    11      Statement of earnings per share
            computations.

    12      Computations of the ratio of
            earnings to fixed charges.

   15.a     Letter re unaudited interim
            financial information from Price
            Waterhouse.

   15.b     Letter re unaudited interim
            financial information from
            Coopers & Lybrand.