Form 10-Q
period 1994-09-30
CONRAIL INC
filed 1994-11-14
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
    September 30, 1994
    ------------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        ------  -------
Commission file number  1-12184
                        -------
                             CONRAIL INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


            Pennsylvania                           23-2728514
- ---------------------------------             -------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
- -----------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
- -----------------------------------------------------------------------
         (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares of Conrail Inc. common stock outstanding (as of October 31, 1994) 78,901,320

                            CONRAIL INC.


                               INDEX


                                                      Page Number
PART I.  FINANCIAL INFORMATION                        -----------

         Item 1.  Financial Statements:

                  Condensed Consolidated Statements
                  of Income - Quarters and nine
                  months ended September 30, 1994 and
                  1993                                      3

                  Condensed Consolidated Balance
                  Sheets - September 30, 1994 and
                  December 31, 1993                         4


                  Condensed Consolidated Statements
                  of Cash Flows - Nine months ended
                  September 30, 1994 and 1993               5

                  Notes to Condensed Consolidated
                  Financial Statements                      6

                  Reports of Independent Accountants        8

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                 10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                         17

         Item 2.  Changes in Securities                     18

         Item 6.  Exhibits and Reports on Form 8-K          18

SIGNATURES                                                  19

                       PART I. FINANCIAL INFORMATION
                                CONRAIL INC.
Item 1.  Financial Statements.
         ---------------------

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

($ In Millions Except Per Share Data)
                                       Quarters Ended      Nine Months Ended
                                       September 30,       September 30,
                                       --------------      -----------------
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----
Revenues                               $949      $854      $2,747    $2,543
                                       ----      ----      ------    ------
Operating expenses
  Way and structures                    121       116         386       374
  Equipment                             204       172         623       526
  Transportation                        346       316       1,038       958
  General and administrative             84        94         265       286
  Early retirement program                                     84
                                        ---       ---       -----     -----
    Total operating expenses            755       698       2,396     2,144
                                        ---       ---       -----     -----
Income from operations                  194       156         351       399
Interest expense                        (48)      (48)       (143)     (138)
Loss on disposition of subsidiary                 (80)                  (80)
Other income, net                        28        30          79        87
                                        ---       ---       -----     -----
Income before income taxes and the
cumulative effect of changes in
accounting principles                   174        58         287       268
Income taxes                             68        61         112       140
                                        ---       ---       -----     -----
Income before the cumulative effect
of changes in accounting principles     106        (3)        175       128
Cumulative effect of changes in
accounting principles                                                   (74)
                                       ----      -----     ------    ------
Net income (loss)                      $106      $ (3)     $  175    $   54
                                       ====      =====     ======    ======
Income (loss) per common share
Before the cumulative effect of
changes in accounting principles
Primary                               $1.29     $(.07)     $ 2.07     $1.47
Fully diluted                          1.17      (.07)       1.91      1.36
Cumulative effect of changes in
accounting principles
    Primary                                                            (.92)
    Fully diluted                                                      (.81)
  Net income (loss) per common share
    Primary                           $1.29     $(.07)     $ 2.07     $ .55
    Fully diluted                      1.17      (.07)       1.91       .55

Dividends per common share            $.375     $.325      $1.025     $.875

Weighted average number of shares
used in computing earnings per share
(thousands)
  Primary                            79,461    80,406      79,839    80,704
  Fully diluted                      89,324    80,406      89,747    90,777

Ratio of earnings to fixed charges     4.04x     2.02x       2.63x     2.64x


See accompanying notes.

                             CONRAIL INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
  ($ In Millions)                            September 30,  December 31,
                                                  1994          1993
                                             -------------  ------------
         ASSETS
  Current assets
    Cash and cash equivalents                 $   45         $   38
    Accounts receivable                          679            644
    Deferred tax assets                          238            227
    Material and supplies                        129            132
    Other current assets                          23             21
                                              ------         ------
         Total current assets                  1,114          1,062

  Property and equipment, net                  6,467          6,313
  Other assets                                   715            573
                                              ------         ------
         Total assets                         $8,296         $7,948
                                              ======         ======
         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Short-term borrowings                        186             79
    Current maturities of long-term debt         114            146
    Accounts payable                             107             62
    Wages and employee benefits                  177            185
    Casualty reserves                            106             93
    Accrued and other current liabilities        539            510
                                               -----          -----
         Total current liabilities             1,229          1,075

  Long-term debt                               1,996          1,959
  Casualty reserves                              211            132
  Deferred income taxes                        1,168          1,081
  Special income tax obligation                  528            575
  Other liabilities                              333            342
                                               -----          -----
         Total liabilities                     5,465          5,164
                                               -----          -----
  Stockholders' equity
    Series A ESOP convertible junior
     preferredstock                              286            286
    Unearned ESOP compensation                  (245)          (253)
    Common stock                                  80             80
    Additional paid-in capital                 1,838          1,819
    Retained earnings                            941            857
                                              ------         ------
                                               2,900          2,789
    Treasury stock                               (69)            (5)
                                              ------         ------
         Total stockholders' equity            2,831          2,784
                                              ------         ------
         Total liabilities and
          stockholders' equity                $8,296         $7,948
                                              ======         ======
  See accompanying notes.

                             CONRAIL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
($ In Millions)
                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                     1994     1993
                                                     -----    -----
Cash flows from operating activities                 $ 468    $ 334
                                                     -----    -----
Cash flows from investing activities
  Property and equipment acquisitions                 (371)    (328)
  Other                                                (44)     (22)
                                                     -----    -----

      Net cash used in investing activities           (415)    (350)
                                                     -----    -----
Cash flows from financing activities
  Repurchase of common stock                           (64)     (50)
  Proceeds from short-term borrowings, net             107     (107)
  Proceeds from long-term debt, net                     59      305
  Payment of capital lease and equipment obligations   (65)     (76)
  Dividends paid on common stock                       (81)     (70)
  Dividends paid on preferred stock                    (16)     (16)
  Other                                                 14       11
                                                      ----    -----
      Net cash used in financing activities            (46)      (3)
                                                      ----    -----
Increase (decrease) in cash and cash equivalents         7      (19)

Cash and cash equivalents
  Beginning of period                                   38       40
                                                     -----    -----
  End of period                                      $  45    $  21
                                                     =====    =====


      See accompanying notes.

                             CONRAIL INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)



1. The unaudited financial statements contained herein present Conrail Inc.'s (the "Company") consolidated financial position as of September 30, 1994 and December 31, 1993, the consolidated results of operations for the three and nine-month periods ended September 30, 1994 and 1993 and the consolidated cash flows for the nine-month periods ended September 30, 1994 and 1993. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, and the cumulative effects of changes in accounting principles mentioned in Note 3, necessary to present fairly the results for the interim periods included.

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

3. Effective January 1, 1993, the Company adopted Statement of
Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). As a result, the Company recorded cumulative after tax charges totalling $74 million in the first quarter of 1993.

4. As a result of the increase in the federal corporate income tax rate from 34% to 35%, enacted August 10, 1993 and effective January 1, 1993, income tax expense for the quarter and nine months ended September 30, 1993, includes $36 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109.

5. During the third quarter of 1993, the Company recorded an estimated loss for the disposition of its investment in its subsidiary, Concord Resources Group, Inc. of $80 million less estimated tax benefits of $30 million.

6. In July 1993, the Board of Directors authorized a $100 million common stock repurchase program. During the first nine months of 1994, the Company acquired 1,100,071 shares for approximately $64 million under this program, and at September 30, 1994 approximately $22 million remained available from the authorization. On July 20, 1994, the Company's Board of Directors authorized an additional $100 million common stock repurchase program.

7. In July 1994, Consolidated Rail Corporation ("CRC"), a wholly-owned subsidiary of the Company, issued approximately $49 million of 1994 Equipment Trust Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

8. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Material developments with respect to these and other matters are discussed in Part II, Item 1 - Legal Proceedings in this Form 10-Q.

                   REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Conrail Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of September 30, 1994 and the related condensed consolidated statements of income for the three and nine months ended September 30, 1994 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1994. The condensed consolidated statements of income for the three and nine months ended
September 30, 1993 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1993 were reviewed by other independent accountants, whose report dated October 21, 1993, disclosed that no material modifications should have been made to the interim financial information for it to be in conformity with generally accepted accounting principles. This financial information is the responsibility of the Company's management.

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

PRICE WATERHOUSE LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103
October 19, 1994

                   REPORT OF INDEPENDENT ACCOUNTANTS



The Stockholders and Board of Directors of
Conrail Inc.

We have made a review of the condensed consolidated balance sheet of Conrail Inc. and subsidiaries as of September 30, 1993, and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 1993, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 1993, in accordance with standards established by the American Institute of Certified Public Accountants.

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


                                    COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                             CONRAIL INC.


 Item 2.  Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

 Results of Operations
 ---------------------

 Overview
 --------

 Net income for Conrail Inc. ("Conrail" or "the Company") was $106 million for the third quarter of 1994 compared with a net loss of $3 million for the third quarter of 1993. The third quarter 1993 loss includes recognition of the effects of the increase in the federal corporate income tax rate, $36 million, and the recording of an estimated net loss on the disposition of Concord Resources Group, Inc.("Concord"), $50 million (see Notes 4 and 5 to the Condensed Consolidated Financial Statements). Without these two charges, Conrail's net income for the third quarter of 1993 would have been $83 million.

 Net income for the first nine months of 1994 was $175 million compared with $54 million for the first nine months of 1993. Results for the first nine months of 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs that the Company recorded in the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements). Excluding that charge, net income for the first nine months of 1994 would have been $226 million. Results for the first nine months of 1993 include the estimated net loss on the disposition of Concord, $50 million, the recognition of the balance sheet effects of the federal corporate income tax increase, $34 million, and the one-time charges in the first quarter of 1993 of $74 million (net of taxes of $14 million) for the adoption of required changes in accounting for income taxes and postretirement benefits other than pensions (see Note 3 to the Condensed Consolidated Financial Statements). Absent these charges, Conrail's net income would have been $212 million for the first nine months of 1993.

 Net income per common share for the third quarter of 1994 was $1.29 on a primary basis and $1.17 on a fully diluted basis, compared with a net loss per common share for the third quarter of 1993 of $.07 on both a primary and fully diluted basis. Without the charges for the effects of the increase in the federal corporate income tax rate and the estimated net loss on the disposition of Concord, net income per common share for the third quarter of 1993 would have been $1.00 on a primary basis and $.91 on a fully diluted basis.

 Net income per common share for the first nine months of 1994 was $2.07 on a primary basis and $1.91 on a fully diluted basis compared with $.55 per share on both a primary and fully diluted basis for the same period of 1993. Excluding the aforementioned one-time charges in both nine-month periods, net income per common share would have been $2.71 on a primary basis and $2.48 on a fully diluted basis for the first nine months of 1994 compared with $2.50 and $2.29 on the respective bases for the first nine months of 1993.

 Traffic volume increased in each of the four Service Groups, Intermodal, Automotive, Unit Train and Core, for both the third quarter and nine months ended September 30, 1994, compared with the same periods in 1993. The Company believes that the economy will continue to grow during the fourth quarter, although at a slower pace than earlier in the year.

 The Service Groups' analyses to evaluate assets required to effectively and economicaly support their operations will not be completed by year end, as previously disclosed, but will continue into 1995.


 Third Quarter 1994 compared with Third Quarter 1993
 ---------------------------------------------------

 Net income for the third quarter of 1994 was $106 million compared with a net loss for the third quarter of 1993 of $3 million after recognizing the effects of the increase in the federal corporate income tax rate and the estimated loss on the disposition of Concord (see Notes 4 and 5 to the Condensed Consolidated Financial Statements).

 Operating revenues (primarily freight line-haul revenues, but also including switching, demurrage and incidental revenues) increased $95 million, or 11.1%, from $854 million in the third quarter of 1993 to $949 million in the third quarter of 1994. A 10.6% increase in traffic volume in units (freight cars and intermodal trailers and containers) was primarily responsible for an $87 million increase in line-haul revenues which was partially offset by a slight decrease in average revenue per unit which reduced revenues by $1 million. The decline in average revenue per unit resulted from an unfavorable traffic mix which lowered revenues by $12 million, that was mostly offset by an increase in average rates which increased revenues by $11 million. Other revenues increased by $9 million primarily attributable to the Company's subsidiaries (other than Consolidated Rail Corporation) also experiencing volume increases during the quarter.

 Operating expenses for the quarter increased $57 million, or 8.2%, from $698 million in 1993 to $755 million in 1994. The following table sets forth the operating expenses for the two periods:

                                        Third Quarter
                                        -------------
                                                         Increase
     ($ In Millions)                  1994    1993      (Decrease)
                                      ----    ----       --------

     Compensation and benefits        $305    $297         $ 8
     Fuel                               46      41           5
     Material and supplies              49      42           7
     Equipment rents                    96      78          18
     Depreciation and amortization      69      70          (1)
     Casualties and insurance           59      32          27
     Other                             131     138          (7)
                                      ----    ----         ---
                                      $755    $698         $57
                                      ====    ====         ===

 Compensation and benefits as a percent of revenues were 32.2% in the third quarter of 1994 and 34.7% in the third quarter of 1993.

 The increase of $18 million, or 23.1%, in equipment rents primarily reflects increased traffic volume and congestion in the yards. The effects of new operating leases also increased equipment rents in 1994 versus 1993.

 Casualties and insurance costs increased $27 million, or 84.4%, due to an increase in the estimates to settle personal injury claims. While the number of injuries in the third quarter of 1994 was slightly less than the corresponding quarter in 1993, the cost per claim to settle injuries has continued to escalate. Expenses recorded in the third quarter 1994 include increases in per incident cost estimates for personal injuries which have occurred in 1994. The Company also expects an increase of approximately $10 million per quarter for personal injury costs over prior corresponding quarters if the current trend of claims incurred continues.

 Other operating expenses decreased $7 million, or 5.1%, primarily due to favorable adjustments made as a result of a reassessment of several accounting estimates, including the accrual for costs associated with the crew consist labor agreement ratified in 1992. These favorable adjustments were partially offset by increases in lease rentals and trailer loading and unloading expenses.

 The Company's operating ratio (operating expenses as a percent of revenues) was 79.6% for the third quarter of 1994, compared with 81.7% for the third quarter of 1993.


 First Nine Months of 1994 compared with First Nine Months of
 ------------------------------------------------------------
 1993
 ----

 Net income for the first nine months of 1994 was $175 million, an increase of $121 million, from $54 million for the first nine months of 1993. Net income for the first nine months of 1994 includes the effects of a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union voluntary early retirement program and related costs which the Company recorded during the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first nine months of 1993 includes the effects of one-time charges in the first quarter of $74 million (net of tax benefits of $14 million) for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions (see Note 3 to the Condensed Consolidated Financial Statements); and the third quarter charges for the recognition of the effects on deferred taxes of the increase in the federal corporate income tax rate, $34 million, and the estimated loss on the disposition of Concord, $50 million, net of taxes of $30 million, (see Notes 4 and 5 to the Condensed Consolidated Financial Statements).

 Operating revenues for the first nine months of 1994 increased $204 million, or 8.0%, to $2,747 million from $2,543 million for the same nine months of 1993. A 9.6% increase in traffic volume resulted in a $232 million increase in revenues that was partially offset by a 1.3% decrease in average revenue per unit which reduced revenues by $35 million. The decline in average revenue per unit was caused by an unfavorable traffic mix.
 Other revenues increased $7 million.

 Operating expenses increased $252 million (including $84 million related to the non-union voluntary early retirement program and related costs), or 11.8%, to $2,396 million for the first nine months of 1994 from $2,144 million for the same period of 1993. The following table shows the operating expenses for the periods:

                                       First Nine Months
                                       -----------------
                                                           Increase
   ($ In Millions)                      1994     1993     (Decrease)
                                       ------   ------    ----------

   Compensation and benefits           $  957   $  929       $ 28
   Fuel                                   140      128         12
   Material and supplies                  162      149         13
   Equipment rents                        289      228         61
   Depreciation and amortization          208      211         (3)
   Casualties and insurance               143       97         46
   Other                                  413      402         11
   Early retirement program                84        -         84
                                       ------   ------       ----
                                       $2,396   $2,144       $252
                                       ======   ======       ====

 Compensation and benefits as a percent of revenues were 34.8% in the first nine months of 1994 and 36.5% in the first nine months of 1993. The compensation and benefits increase of $28 million, or 3.0%, was attributable primarily to increased overtime caused by the adverse weather conditions and service disruptions experienced in the first quarter of 1994.

 The increase of $61 million, or 26.8%, in equipment rents is primarily attributable to increased traffic volume and new operating leases, as well as the effects of crowded serving yards and train delays primarily caused by adverse weather conditions experienced in the first quarter of 1994.

 Casualties and insurance costs increased $46 million, or 47.4%, primarily due to an increase in personal injury claims expense recorded in the third quarter based on higher expected costs to settle claims.

 In the first quarter of 1994, the Company incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

 Conrail's operating ratio was 87.2% for the first nine months of 1994, compared with 84.3% for the first nine months of 1993. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first nine months of 1994 would have been 84.1%. While the Company's financial goal of achieving an 81.5% operating ratio (excluding non-recurring charges) for the full year has not changed, superior fourth quarter results will be required to achieve the goal.


 Liquidity and Capital Resources
 -------------------------------

 The Company's cash and cash equivalents increased $7 million in the first nine months of 1994, from $38 million at December 31, 1993 to $45 million at September 30, 1994. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service, common stock repurchases and dividends. In the first nine months of 1994, operating activities provided cash of $468 million and net proceeds from short-term borrowings and long-term debt provided $166 million. The principal uses of cash were for property and equipment acquisitions, $371 million; common stock repurchases, $64 million; payment of capital lease and equipment obligations, $65 million; and cash dividends on common and preferred stock, $97 million.

 A working capital (current assets less current liabilities) deficiency of $115 million existed at September 30, 1994 as compared with a deficiency of $13 million at December 31, 1993. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

 During the first nine months of 1994, Consolidated Rail Corporation issued $198 million of commercial paper and repaid $91 million. At September 30, 1994, $286 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

 In July 1993, the Company announced a third common stock repurchase program of up to $100 million. During the first nine months of 1994, 1,100,071 shares were acquired for $64 million, bringing the total acquired under this program through September 30, 1994 to 1,337,926 shares at a cost of approximately $78 million. At September 30, 1994, approximately $22 million remained from this program. On July 20, 1994, the Board of Directors authorized an additional $100 million common stock repurchase program.

                      PART II.  OTHER INFORMATION

                             CONRAIL INC.


 Item 1.  Legal Proceedings
          -----------------

 The Penn Central Corporation v. United States, Consolidated Rail
 ----------------------------------------------------------------
 Corporation, et al.
 -------------------

 In March 1992, The Penn Central Corporation ("Penn Central") filed suit in the Special Court, a federal court with jurisdiction over certain matters relating to Penn Central's conveyance of rail properties pursuant to the Regional Rail Reorganization Act, seeking a finding that the federal government was barred from pursuing CERCLA claims against it for environmental contamination of properties conveyed as part of its reorganization process. CRC and other recipients of former Penn Central property filed in opposition to Penn Central.

 On August 23, 1994, the Special Court held that the reorganization did not prevent the government from pursuing its CERCLA claims against Penn Central. The Court also granted CRC's Motion for Summary Judgment against Penn Central, finding that CRC's liability for contamination to former Penn Central property was limited to the post-conveyance period only -- beginning in 1976. Notwithstanding this finding, the Special Court declined to preclude federal courts from applying principles of joint and several liability and holding CRC liable for pre-conveyance contamination in instances where contamination of the property was not divisible.

 This matter was previously reported in the Company's report on Form 10-K for the year ended December 31, 1993, in connection with "United States v. Southeastern Pennsylvania Transportation Authority, National Railroad Passenger Corporation, and Consolidated Rail Corporation (Paoli Railyard)" and "United States v. Conrail (Elkhart Yard, Indiana)."

 Item 2.  Changes in Securities
          ---------------------

 On October 19, 1994, the Company amended its Rights Agreement to increase the Purchase Price (as defined in the Rights Agreement) for a share of its common stock from $52.50 to $105. In addition, the Rights Agreement was amended to enable the Company's Board of Directors to require the exchange of some or all of the Rights for one share of its common stock for each Right at any time after there is an Acquiring Person (as defined in the Rights Agreement; generally, an owner of 10% or more of the Company's common stock).


 Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

                 4.1  Amended Rights Agreement

                11    Statement of earnings per share
                      computations.

                12 Computations of the ratio of earnings to fixed charges.

                15.a  Letter re unaudited interim financial
                      information from Price Waterhouse LLP.

                15.b  Letter re unaudited interim financial
                      information from Coopers & Lybrand L.L.P.

                27    Financial data schedule

          (b)   Reports on Form 8-K

                None

                            SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONRAIL INC.
                                 Registrant





                                 /s/ Bruce B. Wilson
                                 --------------------------------
                                 Bruce B. Wilson
                                 Senior Vice President - Law






                                 /s/ H. W. Brown
                                 --------------------------------
                                 H. W. Brown
                                 Senior Vice President -
                                 Finance and Administration
                                 (Principal Financial Officer)









 Date:  November 10, 1994

                          EXHIBIT INDEX
                          -------------


  Exhibit                                       Page Number in
    No.                                         SEC Sequential
                                               Numbering System
  -------                                      ----------------

     4.1    Amended Rights Agreement

    11      Statement of earnings per share
            computations.

    12      Computations of the ratio of
            earnings to fixed charges.

    15.a    Letter re unaudited interim
            financial information from Price
            Waterhouse LLP.

    15.b    Letter re unaudited interim
            financial information from
            Coopers & Lybrand L.L.P.

    27      Financial data schedule