Form 10-K
period 1994-12-31
CONRAIL INC
filed 1995-03-28
CIK 897732

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                          -----------------
                                    OR
  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-12184
                               CONRAIL INC.
                               ------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                              23 2728514
- ----------------------------          ---------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
- --------------------------------------------                ------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (215) 209-4000
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
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 3, 1995): $4,220,212,356

Shares of Common Stock outstanding (as of March 3, 1995):  78,625,629

DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for Annual Meeting of Shareholders to be held on May 17, 1995 - Part III

                            TABLE OF CONTENTS
                            -----------------


         Item                                                      Page
         ----                                                      ----

Part I     1.  Business......................................       1
           2.  Properties....................................       1
           3.  Legal Proceedings.............................      17
           4.  Submission of Matters to a Vote of Security
                  Holders....................................      24
               Executive Officers of the Registrant...........     25


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................     29
           6.  Selected Financial Data........................     29
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................     33
           8.  Financial Statements and Supplementary Data....     41
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......     67


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................     67
          11.  Executive Compensation.........................     67
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................     67
          13.  Certain Relationships and Related Transactions.     67


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................     68

Power of Attorney.............................................     74
Signatures....................................................     74

Exhibit Index.................................................     76

                                  PART I

Item 1.   Business.
- ------    --------
       and
Item 2.   Properties.
- ------    ----------

     GENERAL. Conrail Inc. was incorporated in Pennsylvania on February 12, 1993 and on July 1, 1993 became the holding company of Consolidated Rail Corporation. Consolidated Rail Corporation is Conrail Inc.'s only significant subsidiary and primary asset. Conrail Inc.'s common stock is listed on the New York and Philadelphia Stock Exchanges.

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

     RAIL OPERATIONS. Conrail, through its wholly-owned subsidiary Consolidated Rail Corporation, provides freight transportation services within the northeast and midwest United States. Conrail interchanges freight with other United States and Canadian railroads for transport to destinations within and outside Conrail's service region. Conrail operates no significant line of business other than the freight railroad business and does not provide common carrier passenger or commuter train service.

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

      The Service Group System. Beginning in 1994, Conrail reorganized its Marketing and Sales Department and certain segments of its Operating Department into four service groups: CORE Service, Intermodal Service, Unit Train Service and Automotive Service. Petrochemicals and waste products, food and agriculture products, metals and forest and manufactured products are handled by the CORE Service Group. The Intermodal Service Group handles intermodal trailers and containers. The Unit Train Service Group handles coal and ore traffic. The Automotive Service Group handles automotive parts and finished vehicles. Each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers.

     Revenues for the Service Groups for 1990 through 1994, together with total annual traffic volumes, are set forth in the following tables.

                             SERVICE GROUPS - REVENUES ($ in Millions)
                                   Years ended December 31,
                               -----------------------------------
                               1994   1993     1992    1991   1990
                              -----  -----    -----   -----  -----
   CORE Service Group
      Revenues (1)           $1,608 $1,537   $1,473  $1,451  $1,505
      Percent of total         45.1%  46.6%    46.2%   46.7%   46.8%

   Intermodal Service Group
      Revenues                  752    656      599     575     591
      Percent of total         21.1%  19.9%    18.8%   18.5%   18.4%

   Unit Train Service Group
      Revenues                  639    592      675     664     648
      Percent of total         17.9%  18.0%    21.1%   21.3%   20.2%

   Automotive Service Group
      Revenues                  565    512      444     419     471
      Percent of total         15.9%  15.5%    13.9%   13.5%   14.6%

   Total line haul revenue   $3,564 $3,297   $3,191  $3,109  $3,215
   Miscellaneous revenue(2)     169    156      154     143     157
                              -----  -----    -----   -----  -----
   Total freight revenue     $3,733 $3,453   $3,345  $3,252 $3,372
                              =====  =====    =====   =====  =====
   _________________

 (1) Petrochemicals
       and Waste             $  603 $  574   $  543  $  538  $  556

     Food and
       Agriculture              362    356      348     335     340

     Forest and
       Mfg. Products            326    313      316     311     327

     Metals                     317    294      266     267     282
                              -----  -----    -----   -----   -----
     Total CORE Srv. Grp.    $1,608 $1,537   $1,473  $1,451  $1,505
                              =====  =====    =====   =====   =====

    (2) Includes switching, demurrage and other miscellaneous revenues.


                          SERVICE GROUPS - VOLUME IN UNITS
                (FREIGHT CARS AND INTERMODAL TRAILERS AND CONTAINERS)
                                  (In Thousands)
                                 Years ended December 31,
                             ----------------------------------
                             1994    1993    1992   1991   1990
                            -----   -----   -----  -----  -----
  CORE Service Group(1)      1,321   1,302   1,213  1,179  1,238

  Intermodal Service Group   1,589   1,355   1,220  1,108  1,138

  Unit Train Service Group     912     878     964  1,003  1,013

  Automotive Service Group     396     360     319    289    321
                             -----   -----   -----  -----  -----
  Total Volume               4,218   3,895   3,716  3,579  3,710
                             =====   =====   =====  =====  =====
  __________________

  (1) Petrochemicals and
         Waste                 376     374     360    350    374

      Food and
         Agriculture           289     295     284    272    276

      Forest and
         Mfg. Products         318     309     290    289    295

      Metals                   338     324     279    268    293
                             -----   -----   -----  -----  -----
      Total CORE Srv. Grp.   1,321   1,302   1,213  1,179  1,238
                             =====   =====   =====  =====  =====

     CORE Service Group.
     ------------------
     In 1994, revenues and volume for this service group increased 4.6% and 1.5%, respectively, over 1993.

     Petrochemicals and Waste: This commodity group consists of a wide variety of commodities, including agricultural and organic chemicals, plastic pellets, soda ash, construction minerals, petroleum products and waste. The majority of traffic is joint-line and the primary flows are between Louisiana and Texas, on the one hand, and Delaware, New Jersey, and Pennsylvania on the other. This commodity group's customer base and origin/destination pair mix are both large and diverse, with none occupying a dominant position in terms of Conrail's traffic volume or revenues. Conrail's traffic in this commodity group increased in 1992 and 1993, but was unchanged in 1994. Conrail's minerals traffic, which accounts for approximately 20% of the revenue and 30% of the volume of this group, declined approximately 10% on relatively stable revenues, as a result of the collapse of a major salt mine located on Conrail. Revenues increased 5.1%, mostly as the result of rate increases and a favorable traffic mix.

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

     Food and Agriculture: This commodity group includes fresh and processed food products moving primarily in boxcars, and grain and grain products moving in covered hopper and tank cars. In 1994, food and agriculture revenue increased 1.6%, despite decreased volume of 2.0%, primarily as the result of increased rates. Agricultural products, primarily grain and grain products, generated $255 million of the $362 million in revenue for this segment in 1994. Conrail's export grain traffic, which is highly variable and depends on the value of the U.S.

dollar and the size of domestic and international grain harvests, declined as Conrail's markets continued to shift toward domestic uses, rather than exports. In 1994, export grain traffic declined significantly (58% in volume and 65% in revenue) from 1993 levels, a year in which volume increased 60% over 1992.

     Forest and Manufactured Products: This commodity group includes paper and wood products moving in boxcars, certain lumber and related products moving on flatcars and general manufactured commodities moving in boxcars. These commodities generated approximately $326 million in revenue in 1994, a 4.2% increase on increased volume of 3.1% over 1993 levels.

     Metals: This commodity group includes metals, such as iron, steel and aluminum, and scrap metals. An increase in traffic volume in 1994 of 4.5% resulted in increased revenue of 7.9% over 1993 levels. These increases were due to gains in market share from trucks, increased rates and greater steel production resulting from increased North American vehicle production.

     Intermodal Service Group.
     ------------------------

     Conrail continues to be one of the rail industry's leaders in handling intermodal traffic, with revenues and volume increasing 14.5% and 17.3%, respectively, in 1994 over 1993. Conrail handled over 1.5 million units of intermodal traffic in 1994.

     Conrail's intermodal traffic consists of three segments. The first segment is Conrail's premium service traffic which principally involves shipments for the U.S. Postal Service, United Parcel Service and less-than-truck-load companies. The four-year U.S. Postal Service contracts for over 1,000 origin-destination points will expire and be rebid in July 1995.

     The second segment is domestic traffic, which includes a variety of commodities and customers. The 27% growth in this segment in 1994 was attributable primarily to market share gains in Conrail's partnerships with major nationwide truckload carriers and RoadRailer traffic through Triple Crown Services Company, a joint venture with Norfolk Southern Corporation.

     International container traffic constitutes the third segment of Conrail's intermodal traffic. International container traffic chiefly involves goods produced in the Pacific Basin and shipped by rail from west coast ports to east coast markets. Conrail and its western railroad connections are able to participate in this traffic because they have established superior transit times compared with the all-water route through the Panama Canal. Conrail also participates in traffic moving through Atlantic ports for import and export trade with European and Mediterranean markets. Conrail's Atlantic traffic increased 8% over 1993 levels.

     In 1994, Conrail increased its intermodal service reliability by eliminating intermodal service to certain interior points on its system. Conrail expects this service group to benefit in 1995 from the anticipated completion of clearance routes in Pennsylvania, thus furthering the conversion of intermodal container traffic to more cost-effective, double-stack service.

     Unit Train Service Group.
     ------------------------

     In 1994, revenues for this service group increased by 7.9%, reflecting a 3.9% increase in traffic volume.

     Utility coal traffic, which makes up the majority of Conrail's coal business, increased 3% in 1994, with increased revenue of 7.6%. This 3% increase occurred despite service disruptions due to severe winter weather and attendant capacity problems in the first quarter of the year, which prevented utilities from fully replenishing stock piles depleted during the eight-month coal strike in 1993. Utility coal moves from mines located on and off Conrail's system to electric utilities located on Conrail. Annual traffic volumes fluctuate with the inventory practices of the electric utilities, their use of alternative sources of energy and the weather. In addition, the utilities in Conrail's service territory decreased their use of nuclear fuel from the near capacity levels of 1993.

     The federal acid rain legislation enacted in October 1990, which requires electric utilities to significantly limit sulfur dioxide emissions from their generating plants by burning lower sulfur coal or installing emissions control devices, has reduced demand for the higher sulfur coal from mines on Conrail's system, particularly in central Pennsylvania.
Phase one of the regulations was effective January 1, 1995. However, the decline in the volume of coal from mines located on Conrail is being offset, in part, by an increase in Conrail's handling of lower sulfur coal from sources on Conrail lines formerly owned by The Monongahela Railway Company (now merged into Conrail) and from off-line sources to utilities located on Conrail's system.

     Metallurgical, industrial/cogeneration and export coal represent the three remaining segments of Conrail's coal traffic, with volumes essentially equal in each of these areas. Conrail's traffic volume and revenue from metallurgical coal decreased approximately 10% in 1994. Except for a slight increase in 1993, this business has declined in each year since 1989, as the domestic steel industry continues to eliminate inefficient production capacity and as competition for the industry's remaining transportation requirements increases.

     Conrail's traffic volume and revenue for industrial/cogeneration coal increased 17% in 1994, primarily as the result of the initiation of service to a new cogeneration facility and increases in market share.

     Export coal traffic increased 28% from 1993, after having declined significantly in 1993 and 1992 from the record levels of 1991. The increase resulted in significant part from increased amounts of coal available for export with the end of the coal strike. This segment of Conrail's coal business faces continuing competition by exports from South Africa and the former Soviet republics.

     Conrail serves directly, or via short line switching carriers, many of the nation's largest active integrated steel production facilities. Although a significant portion of the active domestic steel industry is along the Cleveland-Chicago corridor on Conrail's system, the traditional domestic steel industry (using integrated steel production facilities) continues to eliminate inefficient production capacity, which in past years has adversely affected the volume of raw materials for steel production handled by Conrail, and could continue to do so. In 1994, coke and iron ore volumes declined 4% from 1993 levels. However, revenues increased slightly, 2%, as the result of selective rationalization of low margin traffic and price increases.

     Automotive Service Group.
     ------------------------

     In 1994, Conrail's automotive parts and finished vehicles traffic continued to benefit from the strong domestic economy and the 10% increase in North American vehicle production over 1993. Reflecting increased domestic production, finished vehicles volume increased 14%, while automotive parts volume increased 5.0%. Revenues for the vehicles and parts segments increased, respectively, 11.6% and 8.7%. As a whole, both 1994 volume and revenues for this group increased 10% from 1993. In terms of revenues, General Motors and Ford were among Conrail's five largest customers in 1994; Chrysler was among Conrail's ten largest customers.

     This commodity group, especially the automotive parts segment, is subject to vigorous truck competition. The increase in automotive parts traffic primarily reflects the increase in production by domestic manufacturers and Conrail's gain in market share through the use of new products and logistics services, including the introduction in 1994 of a dedicated, just-in-time, auto-parts train network, designed to compete with short-haul trucks. Conrail's vehicles traffic is subject to significant competition from other railroads.

     In 1994, Conrail's automotive parts and finished vehicles traffic continued to be favorably affected by the strength of the yen against the U.S. dollar, which created incentives for foreign-based domestic manufacturers to shift additional production to the United States and to export domestically produced vehicles. Although there has been only a slight impact to date, Conrail expects the enactment of the North American Free Trade Agreement to increase its automotive parts and vehicle traffic to and from Mexico.

     Certain Statistics. The following tables provide various measurements relating to Conrail's rail operations from 1990 through 1994:


                                                PRODUCTIVITY DATA
                                                Years ended December 31,
                                      ----------------------------------------
                                        1994     1993     1992    1991   1990
                                       -----    -----    -----   -----  -----
Operating ratio (1).......             83.8%    82.9%    84.0%  108.0%   87.3%

Compensation and benefits ratio....    33.7%    35.6%    37.0%   37.9%   40.0%

Employees (average)......            24,833   25,406   25,380  25,852  27,787

Gross ton miles per freight
employee hour worked (2)(3)....       4,135    3,805    3,746   3,717   3,513

Gross ton miles per freight
train hour (thousands) (2)(3)....     113.0    119.0    122.1   120.0   112.1


Gross ton miles per locomotive
in service (millions) (2)(3)....      104.8    102.4    107.1   107.6   103.4

Gross ton miles per gallon of
fuel (2)..........                      749      745      770     776     741


 (1) The 1994 operating ratio (operating expenses as a percent of revenues) includes the effect of a one-time charge for a non-union employee retirement program and related costs. Without this charge, Conrail's operating ratio would have been 81.5%. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report. Without the $719 million special charge in 1991, Conrail's operating ratio would have been 85.9%.

(2)  Excluding subsidiaries.

(3)  Locomotive weight not included.

                                              QUALITY OF SERVICE DATA(1)
                                               Years ended December 31,
                                      ---------------------------------------
                                       1994     1993     1992    1991    1990
                                      -----    -----    -----   -----   -----
Miles of track under slow order....      49       62       73      90     158

Locomotive out of service ratio...      8.7%     8.3%     8.8%    7.8%    6.8%

Freight cars requiring heavy repairs..  4.9%     4.7%     4.0%    2.9%    2.6%

Reportable train accidents (2)....      160      155      148     183     149

Cost of loss and damage incidents
as a percent of revenue....             .48%     .39%     .39%    .39%    .37%

(1)  Excluding subsidiaries.

(2) Reportable train accidents for 1992 have been restated to include 6 incidents that occurred in 1992, but were reported in 1993.

                                     9

     COMPETITION. Conrail's rail operations face significant competition from trucks, from other railroads, and from the availability of the same or substitute goods produced at points not served by Conrail. The trucking industry is especially competitive in Conrail's service area because, on average, freight in this region is moved shorter distances than in the West, and the cost characteristics of the railroad and trucking industries generally make trucks more competitive over shorter distances.

     Price and service competition from trucks, while present for all commodities, is especially evident in the movement of intermodal freight, auto parts, and finished steel. Competition from trucks has been increased by the passage of legislation removing certain barriers to entry into the trucking business and allowing the use of wider, longer, and heavier trailers and multiple trailer combinations. Larger trailers and multiple trailer combinations have substantially increased productivity in the trucking industry, and any future legislation permitting further increases in truck capacity could have a substantial adverse effect on the competitiveness of railroads.

     CSX Corporation and Norfolk Southern Corporation are Conrail's principal railroad competitors. Conrail is also subject to competition from smaller, regional railroads. The assets of the Delaware & Hudson Railway Company ("D&H"), a regional competitor of Conrail's, have been purchased by a subsidiary of CP Rail, a large Canadian railroad. CP Rail's use of D&H's former tracks, coupled with additional trackage rights it has obtained, has resulted in increased rail competition in Conrail's service area. The consummation of a merger or joint cooperation agreement between CP Rail and Canadian National Railroad could result in increased competition in certain portions of Conrail's service territory, depending upon the nature and terms of any such arrangement. Certain of Conrail's railroad competitors have become multi-modal transportation companies by purchasing previously independent water carriers or small shipment motor carriers, or both, and have thereby extended their operations into Conrail's service area. In addition, recent changes in rail products and technology have expanded the scope of rail service beyond the physical limitations of lines, which has resulted in increased railroad competition.

     An important influence on Conrail's competitive position is government regulation as currently administered by the Interstate Commerce Commission ("ICC"). Prior to 1980, regulation significantly inhibited the ability of railroads to respond to changing transportation markets. The Staggers Rail Act of 1980
("Staggers Act") substantially reduced the restrictions of regulation. In particular, railroads were given more opportunity to reduce costs and more freedom to adjust prices, which enabled them to compete more effectively and to adjust prices quickly to reflect competitive circumstances. Under the Staggers Act, the ICC also has deregulated a significant amount of railroad traffic, including intermodal and most boxcar traffic, finished vehicles and miscellaneous commodities moving in other types of equipment.

     The Staggers Act further enhanced railroads' competitive options by permitting the use of railroad-shipper contracts for traffic still regulated by the ICC, under which the parties can set the price, service standards and term for a special transportation movement. These contracts generally provide for prices lower than tariff rates and many do not guarantee that any given amount of freight will be shipped during their term. As of December 31, 1994, Conrail was a party to 3,563 such contracts for regulated traffic, which Conrail estimates accounted for 31% of its line-haul revenues in 1994. Although some contracts have a term longer than one year, most contracts are for one year or less. The majority of Conrail's multi-year contracts are subject to cost-related adjustments that provide for flat percentage increases. The cost-based provisions in certain of these contracts are tied to indices under the jurisdiction of the ICC. Action by the ICC to adjust these indices for productivity gains by the railroads has had an adverse impact on Conrail's ability to recover costs under such contracts, which accounted for less than 3% of Conrail's line haul revenues in 1994. For a discussion of regulation of the railroad industry, see "Government Regulation" and Item 3 - "Legal Proceedings - Conrail Withdrawal from RCAF Master Tariff."

     In the last few years, Congress has actively debated whether the ICC needs to be continued as an independent regulatory agency. It is widely anticipated that in 1995 legislation will be enacted either eliminating the ICC immediately or phasing it out over the next one to two years. Congress is also debating which, if any, of the ICC's functions should be retained and who should be given the authority to enforce them. While the outcome of this debate cannot be predicted with certainty, it seems highly likely that a significant amount of the current regulatory system will be repealed. Should any functions remain, they would likely be enforced at the Department of Transportation or, in the case of mergers and related matters, at the Department of Justice.

     Conrail believes that the repeal of some or all of the regulatory provisions of the Interstate Commerce Act applicable to railroads would be likely to result in an increase in railroads' ability to compete effectively by providing additional opportunities for productivity gains and cost-cutting.

     PROPERTY. Conrail directly holds no real property. The only significant property holdings are those of Consolidated Rail Corporation. However, a subsidiary of Conrail owns an 81.25% interest in Concord Resources Group, Inc. ("Concord"), whose assets include property used for the treatment and storage of hazardous waste. In 1994, Conrail disposed of certain major assets of Concord and plans to dispose of Concord's remaining assets in 1995. See Note 10 to the Consolidated Financial Statements elsewhere in this Annual Report.

     As of December 31, 1994, Consolidated Rail Corporation (excluding its subsidiaries) maintained 18,951 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 11,349 mile route system. Of total route miles, 9,453 are owned, 98 are leased or operated under contract and 1,798 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1994, virtually all track over which at least 10 million gross tons moved annually (6,135 track miles) was heavy-weight rail of at least 127 pounds per yard, and approximately 99% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1994, Conrail had 9,352 miles of continuous welded rail on track it maintained.

     As of December 31, 1994, all of the 5,647 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 33% had a maximum operating speed of at least 70 MPH. As of December 31, 1994, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1994, 7,656 miles of track were controlled by automatic signal systems.

     As a result of the strategic planning process, certain under-utilized rail lines and other facilities were identified for disposal in order to avoid future capital costs and to improve Conrail's return on assets. The expected losses upon disposition of such assets were included in the 1991 special charge. See Note 4 to the Selected Financial Data included elsewhere in this Annual Report. The service groups are involved in an ongoing process to identify additional assets not required to support Conrail's service.

     The following table indicates the number of locomotives and freight cars owned (or subject to capitalized leases) and includes 17,865 freight cars used by Conrail under operating leases. These total figures are as of December 31, 1994, and include stored or surplus units, but exclude subsidiaries, which have an immaterial number of locomotives and freight cars:

                    LOCOMOTIVES AND FREIGHT CARS

                                                 Number of Units
                                              ---------------------
                                              Total       Stored(1)
                                             ------       ---------
     LOCOMOTIVES........................      2,147           32
                                             ------          ---
       Road.............................      1,874            4
       Switching........................        273           28


                                              Total       Surplus(2)
                                             ------       ----------
     FREIGHT CARS.......................     56,391        6,604
                                             ------        -----
       Box..............................      8,748        1,541
       Covered Hopper...................      4,768          324
       Open Hopper......................     14,766        1,855
       Gondola..........................     14,087        2,289
       Coil Steel.......................      4,560          190
       Multi-Level......................      5,752          148
       Flat and Other...................      3,710          257
- -----------

(1) Serviceable locomotives not required for current operations on December 31, 1994. The number of locomotives stored during 1994 fluctuated between 28 and 75 due to variations in traffic and fleet adjustments.

(2) Freight cars which did not move during the seven days immediately preceding December 31, 1994 and which were available for loading. The number of surplus freight cars during 1994 fluctuated due to variations in traffic and fleet adjustments.

     On December 31, 1994, the average age of Conrail's road locomotives, not including stored-serviceable units, was 15.3 years. The average age of the total locomotive fleet was 16.7 years, and the average age of the total freight car fleet was 21 years.

     CAPITAL EXPENDITURES. The following tables provide information concerning capital expenditures from 1990 through 1994:

                                    CAPITAL EXPENDITURES
                                        (In Millions)

                                     Years ended December 31,
                              ------------------------------------
                              1994     1993   1992    1991    1990
                              ----     ----   ----    ----    ----
Track rehabilitation......    $221     $207   $275    $186    $194
Rolling stock and
transportation equipment..     139      314     57     127      89
Other(1)..................     148      129    159      85      98
                              ----     ----   ----    ----    ----
Total.....................    $508     $650   $491    $398    $381
                              ====     ====   ====    ====    ====
Subsidiaries (included in
Total)....................    $  3     $  3   $ 12    $ 12    $  5

(1) Includes communications and signals, bridges and tunnels, computers and telecommunications, and other improvements.

                                      TRACK REHABILITATION
                                      Years ended December 31,
                              -------------------------------------
                              1994     1993    1992    1991    1990
                             -----    -----   -----   -----   -----
Track miles surfaced......   2,749    3,154   3,671   3,247   3,228
Track miles of rail laid..     207      201     312      78      72
Ties installed (millions).     1.1      1.0     1.4     1.2     1.2

     EMPLOYEES AND LABOR. Including subsidiaries, Conrail's average number of employees for 1994 was 24,833. Consolidated Rail Corporation (excluding subsidiaries) averaged 24,012 employees in 1994, 86% of whom are represented by a total of 14 labor organizations and are covered by 23 separate collective bargaining agreements.

Conrail is currently engaged in collective bargaining with the labor organizations representing its union employees, which commenced on November
1, 1994. The outcome of these negotiations cannot be predicted at this time. If the parties are unable to reach agreement through direct negotiation, either party may invoke the mediation services of the National Mediation Board; there is no time limit on the mediation process. If the Mediation Board eventually concludes that its efforts to resolve the dispute will not be successful, it will proffer binding arbitration. If either side refuses to arbitrate, there is a 30-day "cooling-off" period during which the Board may make a finding that the dispute threatens "substantially to interrupt interstate commerce to a degree such as to deprive any section of the country of essential transportation service." Such finding is then presented to the President of the United States who has the option of appointing an Emergency Board to investigate the dispute. If the President does not appoint an Emergency Board, the parties are free to resort to self help at the conclusion of the above-mentioned cooling-off period.

     If the President does appoint an Emergency Board, it has 30 days to investigate the dispute and report its findings. The Emergency Board's findings are non-binding; although the parties must maintain the status quo for a period of 30 days following the Board's report, any party which rejects the Board's findings may thereafter resort to self help. In the event of a strike, Congress has the power to resolve the dispute by enacting legislation, including legislation imposing a labor contract in accordance with the findings of the Emergency Board.

     Under a decision by the United States Supreme Court on April 28, 1987, rail unions have the right, under the Railway Labor Act and other federal laws, to engage in secondary picketing against any railroad. As a result, a labor dispute between one railroad and a union can cause a strike to spread to any other railroad, or to all other railroads, whether or not the union has a collective bargaining agreement or a dispute with such other railroads. There is also the potential that railroads may be subject to secondary picketing in the event of a strike in the airline industry, which, like the railroad industry, is subject to the Railway Labor Act.

     Should Conrail or its subsidiaries be the subject of a strike or secondary picketing, Conrail's rail operations could be severely curtailed or stopped.

     GOVERNMENT REGULATION. Conrail is subject to environmental, safety, and other regulations generally applicable to all businesses, and its rail operations are also regulated by the ICC, the Federal Railroad
Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

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

     Under the Staggers Act, federal regulation of rates and services has been reduced. The ICC has deregulated rates for intermodal traffic, most boxcar traffic and a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions. Congress is currently reviewing whether the ICC will continue to regulate railroads and the nature and extent of that regulation. See "Competition."

     The FRA has jurisdiction over safety and railroad equipment standards.

     Conrail's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), Consolidated Rail Corporation is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste which has resulted in additional administrative and operating costs. Also, in 1995, the United States Environmental Protection Agency must issue regulations applicable to new locomotive emissions. Locomotive engines (other than those defined as new or remanufactured) may
be regulated by the states.   Additional investments will likely be
required to bring other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the legislation is adopted. Except as it relates to the 1991 special charge (see Item 6 - "Selected Financial Data" and Note 4 thereto included elsewhere in this Annual Report), compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on Conrail's capital expenditures, earnings or competitive condition. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,"
Note 4 to Selected Financial Data and Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

Item 3. Legal Proceedings. References to Conrail in "Item 3. Legal Proceedings" shall denote Consolidated Rail Corporation unless otherwise expressly noted.

     Occupational Disease Litigation. Conrail has been named as a defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; (3) repetitive motion injury in connection with railroad employment; and (4) personal injury or death caused by exposure to deleterious substances
(mixed dusts, fumes, chemicals, etc.) As of December 31, 1994, Conrail was a defendant in 391 pending asbestosis suits, 853 pending hearing loss suits, 34 pending repetitive motion injury suits and 424 pending deleterious substance suits, and had notice of 963 potential asbestosis claims, 4,558 potential hearing loss claims, 2,354 potential repetitive motion injury claims and 47 deleterious substance claims.

     Conrail expects to be named as a defendant in a significant number of occupational disease cases in the future.

     Structure and Crossing Removal Disputes in Connection With Lines Abandoned Under NERSA. Conrail may be responsible, in whole or in part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under the Northeast Rail Service Act of 1981 ("NERSA") (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). Conrail's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis. Some states have imposed upon Conrail the obligation to remove certain crossings.

     In 1989, an organization of interests that own property under and adjacent to Conrail's elevated West 30th Street rail line running along the west side of lower Manhattan filed a petition with the ICC seeking to force Conrail to abandon the line and finance its removal, which could have cost in excess of $30 million. In January 1992, the ICC voted to grant the petition, subject to the owners posting a bond indemnifying Conrail for demolition costs exceeding $7 million. The property owners refused to post the bond. The parties appealed to the U.S. Court of Appeals for the District of Columbia, which upheld the ICC's order, including the bond requirement. No appeal was taken. No abandonment certificate will be issued unless the property owners post a bond, which they have not done.

     Conrail Withdrawal from RCAF Master Tariff. The Rail Cost Adjustment Factor ("RCAF") is an index of rail costs issued by the ICC according to which railroads may adjust their regulated rates for inflation and cost increases free of regulatory interference. In March 1989, the ICC decided to offset the quarterly RCAF by the entirety of the average rail industry productivity gain.
     On January 1, 1990, Conrail ceased applying RCAF increases to its regulated rates, by ending its participation in the RCAF master tariff. Effective July 1, 1990, Conrail published a series of independent rate increases approximately equal to its increases in costs as reflected by the RCAF. Conrail's action was contested, but was upheld by the ICC. Since July 1, 1990, Conrail has continued to make independent selective increases to its regulated rates. These regulated rates will continue to be subject to individual challenge to the extent the levels of the increases exceed those previously permitted pursuant to the RCAF and no other statutory provisions bar ICC jurisdiction.
     In January 1991, the ICC commenced a proceeding at the request of a shippers' organization to clarify the legal effect of Conrail's (and other railroads') withdrawal from the RCAF master tariff, including the shippers' assertion that railroads thereby lose protection from challenge for rates previously adjusted under these procedures. In April 1991, Conrail individually opposed and participated in the rail industry's opposition to the petition. The ICC has taken no action on the matter since that time.

     Engelhart v. Conrail. In connection with the Special Voluntary Retirement Program offered to certain employees in late 1989 and early 1990, Conrail used surplus funds in its overfunded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Conrail employees brought suit in the U.S. District Court for the Eastern District of Pennsylvania challenging the use of surplus Plan funds (i) to pay administrative Plan expenses previously paid by Conrail, (ii) to fund the Special Voluntary Retirement Program, and (iii) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the federal district court granted Conrail's Motion to Dismiss the majority of counts in the complaint, but declined to dismiss the issue of Conrail's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $29 million as of December 31, 1994. However, Conrail believes that the use of surplus Plan assets for this purpose is lawful and proper. Conrail uses surplus Plan assets in a similar manner in connection with its 1994 early retirement program.

     Environmental Litigation. Conrail is subject to various federal, state and local laws and regulations regarding environmental matters. In certain instances, Conrail has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1994, Conrail had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 128 locations throughout the country. However, Conrail, through its own investigations and assessments, believes it may have some potential responsibility at only 53 of these sites. The amounts Conrail has accrued with respect to the proceedings listed below are included in its $74 million accrual for estimated future environmental expenses. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 12 to the Consolidated
Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

     United States v. Southeastern Pennsylvania Transportation Authority ("SEPTA"), National Railroad Passenger Corporation ("Amtrak"), and Consolidated Rail Corporation. In March 1986, the United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against Conrail, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources ("PADER") intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA. Conrail is sued in its capacity as the operator of the rail yard from April 1, 1976 through December 31, 1982, under an agreement with SEPTA to provide commuter rail service. In March 1992, Penn Central brought suit before the Special Court arguing that the terms of the transfer of its properties to Conrail did not contemplate environmental liability for conditions existing at the time of the transfer. On August 23, 1994, the Special Court held that the reorganization did not prevent the government from pursuing its CERCLA claims against Penn Central. The Court also granted Conrail's Motion for Summary Judgment against Penn Central, finding that Conrail's liability for contamination to former Penn Central property was limited only to the period after April 1, 1976. Notwithstanding this finding, the Special Court declined to preclude federal courts from applying principles of joint and several liability and holding Conrail liable for pre-April 1, 1976 contamination in instances where contamination of the property was not divisible.

     Conrail also awaits the Special Court's decision in a related action in which Conrail seeks a declaration against the Reading Company similar to that granted with respect to Penn Central, as well as a declaration that Conrail is entitled to indemnification from SEPTA and/or the federal government for environmental liability resulting from its statutorily mandated provision of commuter rail service. Oral argument in that matter was held October 24, 1994.

     Motions and cross-motions for summary judgment by the parties are pending.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). As of December 31, 1994, the cost of the RI/FS and of the interim cleanup measures performed by the three defendants is approximately $9 million. Those costs have been shared equally among the three defendants but are subject to reallocation. All work done to date has been performed subject to a denial of liability and without waiving any defense to the governmental claim for cleanup costs or other relief.

     EPA has now requested that the parties submit a remediation plan that includes participation by Penn Central. Settlement negotiations with EPA continue.

     United States v. Conrail. The EPA has listed Conrail's Elkhart Yard in Indiana on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, the EPA filed a civil action against Conrail in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, the EPA seeks a declaratory judgment against Conrail for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. Conrail believes it is not the sole source and may not be a contributing source to the contamination alleged by the EPA. Conrail filed a third-party action joining Penn Central as a defendant, to which Penn Central responded by filing a declaratory judgment action in Special Court. As a result of the Special Court decision in August 1994, Conrail and Penn Central have negotiated an interim cost-sharing arrangement for costs in implementing the EPA's 1992 interim Record of Decision, which Conrail had undertaken alone. (See previous discussion regarding the Special Court under "United States v. SEPTA, et al"). EPA has recently issued a second Record of Decision in draft form that, if finalized, would require the parties to install a public water supply system for up to 700 additional homes.

     United States v. Conrail, et al. Conrail has been identified as the fifth largest generator of waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, Conrail has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, Conrail's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against Conrail and thirty-five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including Conrail) undertook compliance with the administrative order. Conrail and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. Conrail, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against Conrail and 33 other entities, mandating the remediation of the southern portion of the site. The effective date of the order has been delayed in light of the negotiations.

     The most expensive aspect of the remediation of the site is the cleanup of Source Area 2, which the government estimates at between $45 and $55 million. This Source Area was closed prior to Conrail's incorporation, and therefore Conrail has maintained that it is not liable for the cost of remediating Source Area 2. In addition, PADER has filed with the court a complaint for the recovery of natural resource damages.

     United States v. Conrail, et al. Conrail is a potentially responsible party ("PRP"), along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. The EPA sued Conrail and nine other parties in August 1991 in the Southern District of Ohio for the recovery of approximately $2 million in past costs. Conrail and other PRP's have commissioned treatability studies. The court has imposed a stay to discuss whether this matter can be settled. EPA has selected a remedy for the site with an estimated cost of approximately $33 million, which the PRP's are challenging. Conrail estimates its share of the liability at 8%.

     Commonwealth of Massachusetts v. Conrail. On April 21, 1992, the Massachusetts Attorney General filed suit in Superior Court of Massachusetts alleging Conrail's violation of the Massachusetts Clean Air Act and its implementing regulations by allowing diesel engines to idle unnecessarily and/or in excess of thirty minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially consistent with Conrail's existing idling policy. The Attorney General subsequently filed a complaint alleging Conrail's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that Conrail has failed to comply with certain provisions of the settlement. Conrail is negotiating the terms of a settlement with the Attorney General's office.

     United States v. Consolidated Rail Corporation, The Monongahela
Railway Company, et al. On September 30, 1992, Region VIII of the EPA filed an administrative action for civil penalties against Conrail and its former wholly-owned subsidiary, The Monongahela Railway Company (now merged into Conrail), under the Toxic Substances Control Act for allegedly improper handling of a shipment of PCB contaminated soil. The other railroads in the movement and the shipper were served with similar complaints. Conrail entered into a de minimus settlement with EPA which was effective October 31, 1994.

     New York State Department of Environmental Conservation Order On Consent. On February 18, 1993, the New York State Department of Environmental Conservation ("NYSDEC") served Conrail with a draft Order on Consent requiring the payment of civil fines in connection with its inspection of Selkirk Yard. The order also seeks compensation for the hiring of three full-time NYSDEC employees to monitor Conrail's compliance at Selkirk and two other rail yards in New York. Conrail is negotiating the terms of the Order with NYSDEC.

     United States v. Consolidated Rail Corporation, et al. On March 17, 1994, the United States Department of Justice ("DOJ") served notice that it had filed a complaint in the Federal District Court for the Eastern District of Pennsylvania against Consolidated Rail Corporation and two other parties citing various violations of the Clean Air Act ("CAA") and the National Emission Standard for Hazardous Air Pollutants ("NESHAP") in connection with the alleged release of asbestos during the renovation of a grain storage facility. DOJ seeks civil penalties and injunctive relief against further violations of CAA and NESHAP. Conrail has initiated settlement discussions with DOJ, as a result of which the litigation has been stayed.

     New York State Department of Environmental Conservation Order on Consent. On November 3, 1994, NYSDEC served Conrail with an Order on Consent requiring the payment of civil fines in connection with the alleged discharge of waste water from DeWitt Yard in Onondaga County, New York into New York State waters. Conrail is negotiating the terms of the Order with NYSDEC.

     In the matter of Consolidated Rail Corporation, Ashtabala, OH. On September 21, 1994, the EPA filed an Administrative Complaint against Conrail seeking civil penalties for certain alleged violations of its National Pollutants Discharge Emissions System permit. Conrail filed its answer on November 30, 1994, and is negotiating with the EPA to settle this matter.

     Conway Yard, Pittsburgh. In 1991, Conrail received Notices of Violation ("NOV") from the PADER alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to Conrail a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway rail yard and requiring the payment of civil fines in connection with violations at the yard, including continuing ground water contamination. Conrail and PADER continue to negotiate the extent of the investigation and remediation to be undertaken at the yard and the amount of the fines.

     Beacon Park, Massachusetts. Massachusetts and federal officials are currently investigating an alleged unlawful discharge of oil by the Company into the Charles River. The investigation could result in the assessment of fines or other penalties against Conrail.

     Other. In addition to the above proceedings, Conrail has been named in various legal proceedings arising out of its activities as an employer and as an operator of a freight railroad, including personal injury actions brought by its employees under FELA, as well as administrative proceedings with and investigation by government agencies.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------   ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Registrant.
- ------------------------------------

     Conrail's officers are elected annually by the Board of Directors at its first meeting held after the meeting of shareholders at which directors are elected, and they hold office until their successors are elected.
There are no family relationships among the officers or directors, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1995, relating to the executive officers of Conrail and Consolidated Rail Corporation. An asterisk (*) indicates that such individual is an officer of Consolidated Rail Corporation only:



Name, Age, Present Position        Business Experience During Past 5
                                                 Years

James A. Hagen, 62, Chairman of    Retired effective March 16, 1995
  the Board of Directors           from the position of Chief
                                   Executive Officer.  Served as
                                   Chairman, President and Chief
                                   Executive Officer between May
                                   1989 and September 1994.

David M. LeVan, 49, President      Present position since March 16,
  and Chief Executive Officer      1995.  Served as President and
                                   Chief Operating Officer between
                                   September 1994 and
                                   March 16, 1995.  Served as
                                   Executive Vice President between
                                   November 1993 and September 1994.
                                   Served as Senior Vice President -
                                   Operations between July 1992 and
                                   November 1993.  Served as Senior
                                   Vice President-Operating Systems
                                   and Strategy between November
                                   1991 and June 1992.  Served as
                                   Senior Vice President - Corporate
                                   Systems between November 1990 and
                                   November 1991.  Served as Vice
                                   President - Corporate Strategy
                                   between September 1988 and
                                   November 1990.

H. William Brown, 56, Senior       Present position since April
  Vice President - Finance         1992.  Served as Senior Vice
  and Administration               President - Finance between April
                                   1986 and April 1992.

Ronald J. Conway, 51, Senior Vice  Present position since November
  President - Operations           1994.  Served as Vice President -
                                   Operations between September 1994
                                   and November 1994.  Served as
                                   Vice President -  Transportation
                                   between July 1994 and September
                                   1994.  Served as Vice President -
                                   Intermodal Service Group between
                                   November 1993 and July 1994.
                                   Served as Assistant Vice President -

                                   Petrochemicals and Minerals between
                                   April 1992 and November 1993.  Served as
                                   General Manager - Philadelphia Division
                                   between 1989 and April 1992.

Timothy P. Dwyer, 45, Senior Vice  Present position since November
  President - Unit Train Service   1994. Served as Vice President -
  Group                            Unit Train Service Group between
                                   November 1993 and November 1994.
                                   Served as General Manager -
                                   Philadelphia Division between
                                   April 1992 and November 1993.
                                   Served as Assistant Vice
                                   President - Metals between 1989
                                   and April 1992.


Gordon H. Kuhn, 44, Senior         Present position since November
  Vice President - Intermodal      1994.  Served as Senior Vice
  Service Group                    President - CORE Service Group
                                   between November 1993 and
                                   November 1994.  Served as Senior
                                   Vice President - Marketing and
                                   Sales between January 1990 and
                                   November 1993.

Charles N. Marshall, 53, Senior    Present position since January
  Vice President - Development     1990. Served as Senior Vice
                                   President - Marketing and Sales
                                   between March 1985 and January
                                   1990.

John P. Sammon, 44, Senior Vice    Present position since November
  President - CORE Service Group   1994.  Served as Vice President -
                                   Intermodal between July 1994 and
                                   November 1994.  Served as
                                   Assistant Vice President-
                                   Intermodal between January 1988
                                   and July 1994.

George P. Turner, 53, Senior Vice  Present position since November
  President - Automotive Service   1994.  Served as Vice President -
  Group                            Automotive Service Group between
                                   November 1993 and November 1994.
                                   Served as Assistant Vice
                                   President - Automotive between
                                   April 1992 and November 1993.
                                   Served as Assistant Vice
                                   President - Petrochemicals and
                                   Minerals between March 1990 and
                                   April 1992.  Served as Assistant
                                   Vice President - Sales between
                                   1987 and March 1990.

Bruce B. Wilson, 59, Senior        Present position since April
  Vice President - Law             1987.

Lucy L.S. Amerman, 42, Vice        Present position since July 1994.
President - Risk Management*       Served as Assistant Vice
                                   President - Claims and Litigation
                                   between April 1994 and July 1994.
                                   Served as General Counsel -
                                   Litigation between March 1990 and
                                   March 1994.  Held various
                                   positions in the Law Department
                                   prior to that time.

Dennis A. Arouca, 43, Vice         Present position since May 1994.
  President - Labor Relations*     Served as Partner in the law firm
                                   of Pepper Hamilton & Scheetz
                                   between February 1986 and May
                                   1994.

John T. Bielan, Jr., 47,           Present position since March
  Vice President - Continuous      1992.  Served as Assistant Vice
  Quality Improvement*             President - Automotive between
                                   April 1989 and March 1992.

Gerald T. Gates, 41, Vice          Present position since November
  President - Transportation*      1994.  Served as Vice President -
                                   Mechanical between November 1993
                                   and November 1994.  Served as
                                   Assistant Vice President -
                                   Operations Planning and
                                   Administration between July 1992
                                   and November 1993.  Served as
                                   General Manager - Indianapolis
                                   Division between September 1990
                                   and July 1992. Served as
                                   Assistant General Manager -
                                   Albany Division between 1989 and
                                   September 1990.

Donald W. Mattson, 52, Vice        Present position since April
  President - Controller           1994.  Served as Vice President -
                                   Treasurer between May 1993 and
                                   April 1994.  Served as Vice
                                   President - Controller between
                                   August 1988 and May 1993.

John A. McKelvey, 43, Vice         Present position since April
  President - Materials and        1994.  Served as Vice President -
  Purchasing*                      Controller between May 1993 and
                                   March 1994.  Served as Vice
                                   President - Treasurer between
                                   1988 and May 1993.


William B. Newman, Jr., 44,        Present position since 1981.
  Vice President and
  Washington Counsel*

Frank H. Nichols, 48, Vice         Present position since February
  President - Resource             1993.  Served as Assistant Vice
  Development*                     President - Finance between
                                   November 1988 and February 1993.

Timothy T. O'Toole, 39, Vice       Present position since April
  President and Treasurer          1994.  Served as Vice President
                                   and General Counsel between May
                                   1989 and April 1994.

Lester M. Passa, 41, Vice          Present position since March 16,
  President - Logistics and        1995. Served as Assistant Vice
  Corporate Strategy*              President - Strategic Planning
                                   between February 1993 and March 15,
                                   1995. Served as Director - Intermodal
                                   Planning between October 1991 and

                                   January 1993. Served as Senior Director -
                                   Customer Service between January 1990
                                   and September 1991.

Albert M. Polinsky, 48, Vice       Present position since April
  President - Information Systems* 1994.  Served as Assistant Vice
                                   President - Program Management
                                   between December 1993 and March
                                   1994.  Served as Assistant Vice
                                   President - Marketing Services
                                   between April 1992 and December
                                   1993.  Served as Director -
                                   Information Services between
                                   March 1990 and April 1992.
                                   Served as Director - Information
                                   Resources and Systems prior to
                                   that time.

Richard S. Pyson, 53, Vice         Present position since November
  President - Engineering*         1994.  Served as Vice President
                                   between July 1994 and November
                                   1994.  Served as Vice President -
                                   Transportation between April 1992
                                   and July 1994.  Served as Vice
                                   President - Engineering between
                                   March 1991 and March 1992.
                                   Served as Assistant Vice
                                   President - Engineering and
                                   Maintenance between March 1990
                                   and March 1991.

John M. Samuels, 51, Vice          Present position since November
  President - Mechanical*          1994.  Served as Vice President -
                                   Engineering between April 1992
                                   and November 1994.
                                   Served as Vice President -
                                   Continuous Quality Improvement
                                   between April 1990 and March
                                   1992.  Served as Assistant Vice
                                   President - Industrial
                                   Engineering between 1980 and
                                   April 1990.

Allan Schimmel, 54, Vice           Present position since November
  President - Administrative       1990.  Served as Corporate
  Services and Corporate           Secretary and Assistant to the
  Secretary                        Chairman between 1980 and
                                   November 1990.

Gery M. Williams, Jr., 53, Vice    Present position since January
  President - State and Local      1990.
              Affairs*

                                  PART II

Item 5.   Market for Registrant's Common Equity
- ------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------
     Conrail's common stock is listed for trading on the New York Stock
Exchange and the Philadelphia Stock Exchange.   The number of holders of
record of Conrail common stock on March 3, 1995 was 19,698. For the high and low sales prices of Conrail's common stock on the New York Stock Exchange and the frequency and amount of cash dividends for 1994 and 1993, see Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Item 6.  Selected Financial Data.
- ------   -----------------------
     The selected consolidated financial data included in the following tables have been derived from Conrail's Consolidated Financial Statements. The consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994 and the consolidated balance sheets as of December 31, 1994 and 1993 appear elsewhere in this Annual Report and have been audited by the Company's independent accountants, as indicated in their reports thereon. For purposes of the following selected consolidated financial data, references to Conrail reflect the consolidated entities of Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods.

     The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report.

                                                 Years ended December 31,
                                    -------------------------------------------
                                    1994     1993(2)    1992     1991   1990(5)
                                    -----    ------    -----     -----  -----
                                      (In Millions Except Per Share Amounts)
STATEMENT OF INCOME DATA:
Revenues............................$3,733    $3,453   $3,345   $3,252   $3,372
Operating expenses (before one-
time charge)........................ 3,043     2,862    2,811    2,794    2,945
One-time charge(1) and (4)..........    84                         719
                                     -----    ------    -----    -----    -----
Income (loss) from operations.......   606       591      534     (261)     427
Interest expense....................  (192)     (185)    (172)    (181)    (162)
Loss on disposition of subsidiary(3)             (80)
Other income, net...................   118       114       98      107      121
                                     -----    ------    -----    -----    -----
Income (loss) before income taxes
and the cumulative effect of
changes in accounting principles....   532       440      460      (335)    386
Income taxes (benefits).............   208       206      178      (128)    139
                                     -----    ------    -----     -----   -----
Income (loss) before the
cumulative effect of changes in
accounting principles...............   324       234      282      (207)    247

Cumulative effect of changes in
accounting principles...............             (74)
                                     -----    ------    -----     -----   -----
Net income (loss)...................$  324    $  160   $  282    $ (207) $  247
                                     =====    ======    =====     =====   =====
Income (loss) per common share
before the cumulative effect of
changes in accounting principles
Primary............................. $3.90     $2.74    $3.28    $(2.70)  $2.55

Fully diluted.......................  3.56      2.51     2.99     (2.70)   2.39

Cumulative effect of changes in
accounting principles
Primary.............................           (.92)

Fully diluted.......................           (.81)

Net income (loss) per
  common share (6)
Primary.............................  3.90     1.82     3.28     (2.70)    2.55
Fully diluted.......................  3.56     1.70     2.99     (2.70)    2.39

Dividends per common share (6)......  1.40     1.20     1.00       .85      .75


                                                 December 31,
                                  ------------------------------------------
                                   1994      1993     1992    1991    1990(5)
                                  -----     -----    -----   -----   -------
                                                    (In Millions)
BALANCE SHEET DATA:
Cash and cash equivalents and
  temporary cash investments.... $   43    $  38    $   40  $  135  $  153
Working capital deficit.........    (76)     (13)     (489)   (286)   (216)
Total assets....................  8,322    7,948     7,315   7,096   7,245
Other noncurrent liabilities
(net of current maturities of
debt)...........................  2,480    2,433     2,075   2,215   2,012
Deferred income taxes...........  1,203    1,081       644     429     454
Special income tax obligation...    513      575       569     627     796
Stockholders' equity............  2,925    2,784     2,748   2,661   2,929

               NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

1. In 1994, Conrail recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program will be paid from Conrail's overfunded pension plan. Without this one-time charge, net income would have been $375 million ($4.54 per share, primary and $4.13 per share, fully diluted). (See
   Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

2. Conrail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1993. As a result, in the first quarter of 1993, Conrail recorded cumulative after-tax charges of $22 million and $52 million, respectively. In addition, as a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, income tax expense includes $34 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109. (See Notes 1, 7 and 8 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

3. In 1993, Conrail committed to a plan for the disposition of its investment in Concord Resources Group, Inc. Pursuant to this plan, Conrail recorded an estimated loss of $80 million for the disposition of its investment, including $19 million for operating losses expected to be incurred during the phase-out period and disposition costs. Conrail also recorded estimated federal tax benefits of $30 million relating to the disposition. (See Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

4. In 1991, Conrail recorded in operating expenses a special charge totalling $719 million which was composed of $362 million for disposition of certain under-utilized rail lines and other facilities, $212 million for labor settlements primarily representing certain expected costs associated with a new labor agreement that reduced the size of train crews, $57 million for certain environmental clean up costs, and $88 million for legal matters including settlement of the

   Amtrak-Conrail collision at Chase, Maryland in January 1987. The 1991 special charge reduced net income by $447 million, and without the special charge net income would have been $240 million ($2.73 and $2.48 per share, primary and fully diluted, respectively).

5. In 1990, Conrail completed a financial restructuring plan which included a Dutch auction tender offer, the establishment of an employee stock ownership plan for non-union employees ("Non-union ESOP") and a related open market common stock purchase program. Through the Dutch auction tender offer, Conrail purchased 44.64 million shares of its outstanding common stock at a price of $24.50 per share, or an aggregate of $1.094 billion. In March 1990, Conrail issued 9,979,562 shares of Series A ESOP Convertible Junior Preferred stock to the Non-union ESOP in exchange for a promissory note of $288 million. In connection with its restructuring, Conrail acquired 8,715,902 shares of its common stock in the open market for $200 million. The cost of the restructuring was financed with approximately $450 million of available funds, $50 million in short-term borrowings (commercial paper) and with proceeds from the sale of $250 million principal amount of 9 3/4% Notes due 2000 and $550 million principal amount of 9 3/4% Debentures due 2020.

6. Net income (loss) and dividends per common share include the effects of the common stock split which is described in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report. The calculations of income (loss) per common share for 1994, 1993 and 1992 are shown in Exhibit 11, Part IV included elsewhere in this Annual Report.

Item 7.   Management's Discussion and Analysis of Financial
- ------    -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------
Overview
- --------
     Conrail's net income for 1994 was $324 million, compared with $160 million for 1993 and $282 million for 1992. Results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs recorded in the first quarter (see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report). The 1993 results include one-time after-tax charges of $74 million for the adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the estimated net loss on the disposition of Concord Resources Group, Inc. ("Concord"), $50 million; and the one-time effects on deferred taxes of the increase in the federal tax rate, $34 million (see Notes 1, 7, 8 and 10 to the Consolidated Financial Statements included elsewhere in this Annual Report). Absent the one-time charges, Conrail's net income for 1994 and 1993 would have been $375 million and $318 million, respectively.

     In the first quarter of 1994, Conrail's results were adversely affected by difficult operating conditions caused by severe winter weather and by greater than anticipated traffic volumes, the combination of which created a shortage of crews and locomotives. At the same time, Conrail reorganized its marketing department and certain of its operating functions into four service groups: Intermodal, Automotive, Unit Train and CORE. These factors in combination created service disruptions and increased operating expenses in the first quarter. Nevertheless, a strong economy throughout the year resulted in increases in both revenue and traffic volume for 1994 that were 8.1% and 8.3% higher, respectively, than in 1993. Despite increased traffic volume, Conrail's continued cost reduction and containment programs in the last three quarters enabled Conrail to limit the increase in its operating expenses (excluding the early retirement program charge) to 6.3% over 1993.

     In 1993, traffic volume and operating revenues increased 5.0% and 3.2%, respectively, compared with 1992, while operating expenses were up only 1.8%.

     For 1994, Conrail achieved its operating ratio goal of 81.5%, without the $84 million one-time charge for the early retirement program, and a return on funded assets of 9.8%, compared to its cost of capital of 11%.

1995 Outlook
- ------------
     Conrail expects the economy to grow throughout 1995, however, at a slower pace as the year progresses. Conrail's 1995 plans are based on assumptions of 2.4% growth in real gross domestic product and 3.4% growth in industrial production. Conrail's outlook for 1995 includes line haul revenue growth of 2.5% to 3.5%, and, in anticipation of this continued growth, Conrail will further increase its locomotive fleet and will hire additional train and engine employees, if necessary, to meet the demand for transportation services. A key Conrail goal for 1995 is to achieve an operating ratio of 79.5%.

     The service groups are making significant progress in improving how Conrail manages the resources needed to profitably serve its customers, and towards this end, the analyses to evaluate assets required to effectively and economically support their operations will continue in 1995.

Results of Operations
- ---------------------
1994 Compared with 1993

     Net income for 1994 was $324 million ($3.90 per share, primary and $3.56 per share, fully diluted) compared with 1993 net income of $160 million ($1.82 per share, primary and $1.70 per share, fully diluted). Excluding the one-time charges (see "Overview"), Conrail's net income would have been $375 million ($4.54 per share, primary and $4.13 per share, fully diluted) for 1994 and $318 million ($3.78 per share, primary and $3.43 per share, fully diluted) for 1993.

     Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) increased $280 million, or 8.1%, from $3,453 million in 1993 to $3,733 million in 1994.
An 8.3% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $274 million increase in revenues that was partially offset by a slight decrease in average revenue per unit which reduced revenues by $8 million. The decrease in average revenue per unit was caused by an unfavorable traffic mix which reduced revenues by $46 million, substantially offset by increases in average rates which increased revenues by $38 million. Traffic volume increases were experienced by each of the four service groups: Intermodal, 17.3%; Automotive, 10.0%; Unit Train, 3.9%; and CORE, 1.5%. Within the CORE Service Group, Metals increased 4.5%, Forest and Manufactured Products increased 3.1%, Petrochemicals and Waste increased .5%, and Food and Agriculture decreased 2.0%. Switching, demurrage and incidental revenues increased $14 million.

     Operating expenses increased $265 million, or 9.3%, from $2,862 million in 1993 to $3,127 million in 1994. The following table sets forth the operating expenses for the two years:

                                                       Increase
(In Millions)                    1994        1993      (Decrease)
                               -------     -------    -----------
Compensation and benefits      $1,260      $1,229        $ 31
Fuel                              188         178          10
Material and supplies             203         194           9
Equipment rents                   381         305          76
Depreciation and amortization     278         284          (6)
Casualties and insurance          184         131          53
Other                             549         541           8
Early retirement program           84                      84
                                -----       -----         ---
                               $3,127      $2,862        $265
                               ======      ======        ====

     Compensation and benefits costs increased $31 million, or 2.5%, primarily due to increased wage rates which were partially offset by reduced fringe benefits costs and lower employment levels. Compensation and benefits as a percent of revenues was 33.7% in 1994 compared with 35.6% in 1993.

     The increase of $76 million, or 24.9%, in equipment rents reflects the effects of increased traffic volume and new operating leases, as well as the effects of crowded serving yards and train delays experienced primarily in the first half of 1994.

     Casualties and insurance costs increased $53 million, or 40.5%. While the number of injuries for the year was about the same as in 1993, the cost per claim to settle injuries has continued to escalate. The costs related to occupational claims and the number of those claims also increased.

     In the first quarter of 1994, Conrail incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report).

     Conrail's operating ratio was 83.8% for 1994, compared with 82.9% for 1993. Without the $84 million one-time charge for the early retirement program, the operating ratio for 1994 would have been 81.5%.


1993 Compared with 1992

     Net income for 1993 was $160 million ($1.82 per share, primary and $1.70 per share, fully diluted) compared with 1992 net income of $282 million ($3.28 per share, primary and $2.99 per share, fully diluted). The decrease in net income is attributable primarily to the following unusual or one-time charges in 1993: one-time after tax charges of $74 million for adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the recording of the estimated net loss on the disposition of Concord, $50 million; and the one-time effects on deferred taxes of the increase in the 1993 federal corporate income tax rate, $34 million (see Notes 1, 7, 8 and 10 to the Consolidated Financial Statements included elsewhere in this Annual Report). Absent these charges, Conrail's net income for 1993 would have been $318 million ($3.78 per share, primary and $3.43 per share, fully diluted).

     Operating revenues increased $108 million, or 3.2%, from $3,345 million in 1992 to $3,453 million in 1993. A 5.0% increase in traffic volume resulted in a $160 million increase in revenues that was partially offset by a 1.6% decrease in average revenue per unit which reduced revenues $54 million. The decline in average revenue per unit is attributable to decreases in average rates which reduced revenue by $62 million, partially offset by a favorable mix of traffic which increased revenues $8 million. Traffic volume increases were experienced by three of the four service groups: Intermodal, 11.1%; Automotive, 12.9%; and CORE, 7.3%. Traffic volume decreased for the Unit Train Service Group by 8.9%. Within the CORE Service Group, Metals increased 16.1%, Forest and Manufactured Products increased 6.6%, Petrochemicals and Waste increased 3.9%, and Food and Agriculture increased 3.9%. Switching, demurrage and incidental revenues increased $2 million.

     Operating expenses increased $51 million, or 1.8%, from $2,811 million in 1992 to $2,862 million in 1993. The following table sets forth the operating expenses for the two years:

                                                       Increase
(In Millions)                    1993        1992     (Decrease)
                               ------      ------     ----------
Compensation and benefits      $1,229      $1,237       $ (8)
Fuel                              178         173          5
Material and supplies             194         197         (3)
Equipment rents                   305         290         15
Depreciation and amortization     284         295        (11)
Casualties and insurance          131         133         (2)
Other                             541         486         55
                                -----       -----        ---
                               $2,862      $2,811       $ 51
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

     The loss on disposition of subsidiary, $80 million, represents Conrail's estimated gross loss on the planned disposition of Concord (see
Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report).

     Other income, net, increased $16 million, or 16.3%, from $98 million in 1992 to $114 million in 1993, principally due to higher gains from property sales and increased equity income as a result of higher net income of Conrail's affiliated companies.

Liquidity and Capital Resources
- -------------------------------
     Conrail's cash and cash equivalents increased $5 million, from $38 million at December 31, 1993 to $43 million at December 31, 1994. Cash generated from operations, principally from its wholly-owned subsidiary, Consolidated Rail Corporation ("CRC"), and borrowings are Conrail's principal sources of liquidity and are used primarily for capital expenditures, debt service, and dividends. Operating activities provided cash of $697 million in 1994, compared with $504 million in 1993 and $496 million in 1992. Issuance of long-term debt provided cash of $114 of $114 million in 1994. The principal uses of cash in 1994 were for property and equipment acquisitions, $490 million, payment of long-term debt including capital lease and equipment obligations, $158 million, cash dividends on preferred and common stock, $127 million, and the repurchase of common stock, $94 million.

     A working capital (current assets less current liabilities) deficiency of $76 million existed at December 31, 1994, compared with $13 million at December 31, 1993. The increase in the deficiency during 1994 is principally due to increases in short-term borrowings, accounts payable and accrued and other current liabilities. Management believes that Conrail's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be issued for working capital requirements.

     In July 1993, Conrail announced a third common stock repurchase program of up to $100 million. In December 1994, this program was complete at a total of 1,767,626 shares. On July 20, 1994, the Board of Directors authorized an additional $100 million stock repurchase program. At December 31, 1994, Conrail had acquired 175,500 shares for approximately $9 million under this program.

     During 1994, CRC issued an additional $214 million of commercial paper and repaid $181 million. Of the remaining $212 million outstanding at December 31, 1994, $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term portion of Conrail's $500 million revolving credit facility.

     At December 31, 1994, $342 million remains available to Conrail and CRC under a 1993 shelf registration statement whereby CRC can issue debt securities or Conrail can issue both convertible debt or equity securities.

     During the first half of 1994, CRC issued $65 million of Medium-Term Notes with interest rates ranging from 5.70% to 6.33% maturing over various periods through 1997.

     In July 1994, CRC issued $49 million of 1994 Equipment Trust
Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

     In December 1994, CRC issued $30 million of 1994-A 8.45% Pass Through Trust Certificates due 2014 pursuant to the shelf registration statement to finance approximately 80% of the total equipment cost of 795 new hopper cars and 57 rebuilt boxcars. These certificates are not direct obligations of CRC.

Capital Expenditures
- --------------------
     Capital expenditures totalled $508 million, $650 million and $491 million in 1994, 1993 and 1992, respectively. Of these totals, Conrail directly financed $57 million in 1994, $232 million in 1993 and $13 million in 1992 through private third-party financing. In addition, the proceeds of notes and debentures sold in those years, $65 million, $329 million, and $80 million, respectively, were available to fund capital expenditures.

     Capital expenditures for 1995 are expected to be approximately
$550 million.

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

Environmental Matters
- ---------------------
     Conrail's operations and property are subject to various federal, state and local laws regulating the environment. CRC is a party to numerous proceedings brought by regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. As of December 31, 1994, CRC had received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 128 locations throughout the country. However, based on currently available information, Conrail believes CRC may have some potential responsibility at only 53 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of the possible remediation alternatives, changing technology and the length of time over which these matters develop, it is not always possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites. At December 31, 1994, Conrail had accrued $74 million for estimated future environmental expenses. Although Conrail's operating results and liquidity could be significantly affected in any quarterly or annual reporting period in which CRC was held principally liable in certain of these actions, Conrail believes the ultimate liability for these matters will not materially affect its financial condition. (See Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report).

     Conrail spent $8 million in 1994 and $7 million in each of 1993 and 1992 for environmental remediation and anticipates spending in 1995 an amount comparable to that spent in each of the last three years. In addition, Conrail's capital expenditures for environmental control and abatement projects were approximately $5 million in 1994 and $2 million in 1993, and are anticipated to be approximately $9 million in 1995.

     Conrail has an Environmental Quality Department, the mission of which is to institute and promote compliance with environmentally sound operating practices and to monitor and assess the status of sites where liability under environmental laws may exist.

Other Matters
- -------------
     During the third quarter of 1993, Conrail committed to a plan for disposition of its investment in Concord and recorded an estimated loss on the disposition of $80 million less estimated tax benefits of $30 million (see Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report). In July 1994, Conrail completed the sale of one of Concord's two waste disposal facilities, with no material financial statement impact. Negotiations for the sale of Concord's remaining waste disposal facility are currently in progress and are anticipated to be completed during 1995. Conrail expects that this proposed sale will not have a material financial statement effect upon completion.

Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

                     REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
Conrail Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. present fairly, in all material respects, the financial position of Conrail Inc. and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of Conrail Inc. and subsidiaries for the years ended December 31, 1993 and 1992 were audited by other independent accountants whose report dated January 24, 1994 expressed an unqualified opinion on those statements.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.





Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania   19103
January 23, 1995

                     REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
Conrail Inc.

     We have audited the 1993 and 1992 consolidated financial statements and the financial statement schedule of Conrail Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Conrail Inc. and subsidiaries as of December 31, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.


                                   COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                               CONRAIL INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                          Years ended December 31,
                                          ------------------------
($ In Millions Except Per Share Data)       1994     1993     1992
                                          ------   ------   ------
Revenues                                  $3,733   $3,453   $3,345
                                          ------   ------   ------
Operating expenses
  Way and structures                         499      492      465
  Equipment                                  815      703      692
  Transportation                           1,379    1,283    1,306
  General and administrative                 350      384      348
  Early retirement program (Note 3)           84
                                          ------   ------   ------
    Total operating expenses               3,127    2,862    2,811
Income from operations                       606      591      534
Interest expense                            (192)    (185)    (172)
Loss on disposition of subsidiary
 (Note 10)                                            (80)
Other income, net (Note 11)                  118      114       98
                                          ------   ------   ------
Income before income taxes
 and the cumulative effect of
 changes in accounting principles            532      440      460
Income taxes (Note 7)                        208      206      178
                                          ------   ------   ------
Income before the cumulative
 effect of changes in accounting
 principles                                  324      234      282
Cumulative effect of changes in
 accounting principles (Notes 1, 7 and 8)             (74)
                                          ------   ------   ------
Net income                                $  324   $  160   $  282
                                          ======   ======   ======
Income per common share
 (Notes 1 and 2)
  Before the cumulative effect of
   changes in accounting principles
    Primary                               $ 3.90   $ 2.74   $ 3.28
    Fully diluted                           3.56     2.51     2.99

  Cumulative effect of changes in
   accounting principles
    Primary                                        ( .92)
    Fully diluted                                  ( .81)

  Net income per common share
    Primary                               $ 3.90   $ 1.82   $ 3.28
    Fully diluted                           3.56     1.70     2.99

Ratio of earnings to fixed charges
(Note 1)                                    3.19x    2.98x    3.33x
     See accompanying notes.

                               CONRAIL INC.
                        CONSOLIDATED BALANCE SHEETS
                                                    December 31,
                                                  ---------------
($ In Millions)                                     1994     1993
         ASSETS                                   ------   ------
Current assets
  Cash and cash equivalents                       $   43   $   38
  Accounts receivable                                646      644
  Deferred tax assets (Note 7)                       249      227
  Material and supplies                              164      132
  Other current assets                                23       21
                                                  ------   ------
     Total current assets                          1,125    1,062
Property and equipment, net (Note 4)               6,498    6,313
Other assets                                         699      573
                                                  ------   ------
     Total assets                                 $8,322   $7,948
                                                  ======   ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                              112       79
  Current maturities of long-term debt (Note 6)      130      146
  Accounts payable                                   119       62
  Wages and employee benefits                        169      185
  Casualty reserves                                  103       93
  Accrued and other current liabilities (Note 5)     568      510
                                                  ------   ------
     Total current liabilities                     1,201    1,075

Long-term debt (Note 6)                            1,940    1,959
Casualty reserves                                    212      132
Deferred income taxes (Note 7)                     1,203    1,081
Special income tax obligation (Note 7)               513      575
Other liabilities                                    328      342
                                                  ------   ------
     Total liabilities                             5,397    5,164
                                                  ------   ------
Commitments and contingencies (Note 12)
Stockholders' equity (Notes 2 and 9)
  Preferred stock (no par value; 15,000,000
    shares authorized; no shares issued)
  Series A ESOP convertible junior preferred
    stock (no par value; 10,000,000 shares
    authorized; 9,821,358 and 9,945,934 shares
    issued and outstanding, respectively)            283      286
  Unearned ESOP compensation                        (243)    (253)
  Common stock ($1 par value; 250,000,000
    shares authorized; 80,409,598 and 79,658,734
    shares issued, respectively; 78,620,434 and
    79,574,989 shares outstanding, respectively)      80       80
  Additional paid-in capital                       1,848    1,819
  Retained earnings                                1,056      857
                                                  ------   ------
                                                   3,024    2,789
  Treasury stock, at cost (1,789,164 and
    83,745 shares, respectively)                     (99)      (5)
                                                   -----    -----
     Total stockholders' equity                    2,925    2,784
                                                   -----    -----
     Total liabilities and stockholders' equity   $8,322   $7,948
                                                  ======   ======
See accompanying notes.

                            CONRAIL INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                         Series A      Unearned          Additional
                                        Preferred          ESOP  Common     Paid-In   Retained  Treasury
($ In Millions Except Per Share Data)       Stock  Compensation   Stock     Capital   Earnings     Stock
                                        ---------  ------------  ------  ----------   --------  --------
Balance, January 1, 1992                     $288         $(273)   $ 41      $1,909     $  715     $ (19)
Amortization                                                 10
Net income                                                                                 282
Common dividends, $1.00 per
share (Note 2)                                                                             (81)
Preferred dividends, $2.165 per
share (Note 2)                                                                             (21)
Common stock split (Note 2)                                          42         (42)
Common shares acquired                                                                              (131)
Exercise of stock options                                                        12
Other                                          (1)                                9          8
                                            -----         -----   -----      ------      -----     -----
Balance, December 31, 1992                    287          (263)     83       1,888        903      (150)
Amortization                                                 10
Net income                                                                                 160
Common dividends, $1.20 per
share                                                                                      (96)
Preferred dividends, $2.165 per
share                                                                                      (21)
Common shares acquired                                                                               (64)
Exercise of stock options                                             1          20
Common shares reclassified as
unissued                                                             (4)       (107)       (98)      209
Other                                          (1)                               18          9
                                            -----         -----   -----       -----      -----     -----
Balance, December 31, 1993                    286          (253)    (80)      1,819        857        (5)
Amortization                                                 10
Net income                                                                                 324
Common dividends, $1.40 per
share                                                                                     (111)
Preferred dividends, $2.165 per
share                                                                                      (21)
Common shares acquired                                                                               (94)
Exercise of stock options                                                        14
Other                                          (3)                               15          7
                                            -----         -----   -----       -----      -----      ----
Balance, December 31, 1994                   $283         $(243)   $(80)     $1,848     $1,056      $(99)
                                            =====         =====   =====       =====      =====      ====

See accompanying notes.

                               CONRAIL INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Years ended December 31,
                                                     ------------------------
($ In Millions)                                       1994     1993     1992
                                                     -----    -----    -----
Cash flows from operating activities
  Net income                                         $ 324    $ 160    $ 282
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Early retirement program                            84
    Loss on disposition of subsidiary                            80
    Cumulative effect of accounting changes                      74
    Depreciation and amortization                      278      284      295
    Deferred income taxes                              150      221      208
    Special income tax obligation                      (62)     (50)     (58)
    Gains from sales of property                       (18)     (20)      (6)
    Pension credit                                     (46)     (43)     (42)
    Changes in:
      Accounts receivable                               (2)     (52)      (5)
      Accounts and wages payable                        41      (15)    (153)
    Settlement of tax audit                                     (51)
    Other                                              (52)     (84)     (25)
                                                     -----    -----    -----
    Net cash provided by operating activities          697      504      496
                                                     -----    -----    -----
Cash flows from investing activities
  Property and equipment acquisitions                 (490)    (566)    (466)
  Proceeds from disposals of properties                 32       23       25
  Other                                                (23)     (45)     (18)
                                                     -----    -----    -----
      Net cash used in investing activities           (481)    (588)    (459)
                                                     -----    -----    -----
Cash flows from financing activities
  Repurchase of common stock                           (94)     (64)    (131)
  Net proceeds from short-term borrowings               33      (48)     177
  Payment of capital lease and equipment
    obligations                                        (96)    (109)    (113)
  Proceeds from long-term debt                         114      485       80
  Payment of long-term debt                            (62)     (86)     (53)
  Dividends on common stock                           (111)     (96)     (81)
  Dividends on Series A preferred stock                (16)     (21)     (21)
  Proceeds from stock options and other                 21       21       12
                                                     -----    -----    -----
Net cash provided by (used in) financing
  activities                                          (211)      82     (130)
                                                     -----    -----    -----
Increase(decrease) in cash and cash
  equivalents                                            5       (2)     (93)

Cash and cash equivalents
  Beginning of year                                     38       40      133
                                                     -----    -----    -----
  End of year                                        $  43    $  38    $  40
                                                     =====    =====    =====
See accompanying notes.

1. Summary of Significant Accounting Policies
   ------------------------------------------
      Industry
      --------
   Conrail Inc. ("Conrail") is a holding company of which the principal subsidiary is Consolidated Rail Corporation ("CRC"), a freight railroad which operates within the northeast and midwest United States and the Province of Quebec.

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

     Earnings Per Share
     ------------------
   Primary earnings per share are based on net income adjusted for the effects of preferred dividends net of income tax benefits, divided by the weighted average number of shares outstanding during the period, including the dilutive effect of stock options. Fully diluted earnings per share assume conversion of Series A ESOP Convertible Junior Preferred Stock ("ESOP Stock") into Conrail common stock. Net income amounts applicable to fully diluted earnings per share have been adjusted by the increase, net of income tax benefits, in ESOP-related expenses assuming conversion of all ESOP Stock to common stock. The weighted average number of shares of common stock outstanding (Note 2) during each of the most recent three years ended December 31, 1994 are as follows:

                                  1994        1993        1992
                               ----------  ----------  ----------
     Primary weighted
      average shares           79,674,781  80,646,495  81,743,648

     Fully diluted weighted
      average shares           89,562,721  90,835,982  91,856,193


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

   The change in corporate structure did not represent a change in the operations or financial position of the consolidated entity. On
   July 1, 1993, Conrail had the same consolidated operations, assets, liabilities and stockholders' equity as CRC had on June 30, 1993. In this report, references to the "Company" will denote the consolidated entities Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods.

   In 1992, the Company's Board of Directors authorized a two-for-one common stock split which was effected in the form of a common stock dividend. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common stock account. In addition, a stock dividend on the ESOP Stock in the amount of one share of ESOP Stock for each share of ESOP Stock outstanding was also distributed.

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

3. 1994 Early Retirement Program
   -----------------------------
   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program will be paid from the Company's overfunded pension plan.

4. Property and Equipment
   ----------------------

                                                December 31,
                                             -----------------
                                                1994      1993
                                             -------   -------
                                                (In Millions)
   Roadway                                   $ 6,764   $ 6,548
   Equipment                                   1,171     1,102
   Less:  Accumulated depreciation            (1,571)   (1,522)
          Allowance for disposition             (241)     (256)
                                             -------   -------
                                               6,123     5,872
                                             -------   -------
   Capital leases (primarily equipment)          988     1,104
   Accumulated amortization                     (613)     (663)
                                             -------   -------
                                                 375       441
                                             -------   -------
                                             $ 6,498   $ 6,313
                                             =======   =======

   Conrail acquired equipment and incurred related long-term debt under various capital leases of $8 million in 1994, $75 million in 1993 and $13 million in 1992. As part of a 1991 special charge, the Company recorded an allowance for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.

5. Accrued and Other Current Liabilities
   -------------------------------------

                                              December 31,
                                             -------------
                                             1994     1993
                                             ----     ----
                                             (In Millions)
     Freight settlements due others          $ 55     $ 62
     Equipment rents (primarily car hire)      76       79
     Unearned freight revenue                  74       79
     Property and corporate taxes              78       85
     Other                                    285      205
                                             ----     ----
                                             $568     $510
                                             ====     ====

6. Long-Term Debt
   --------------
   Long-term debt outstanding, including the weighted average interest rates at December 31, 1994, is composed of the following:

                                                December 31,
                                              ---------------
                                                1994     1993
                                              ------   ------
                                              (In Millions)
     Capital leases                           $  488   $  561
     Medium-term notes payable,
       6.31%, due 1995 to 1998                   228      225
     Notes payable, 9.75%, due 2000              250      250
     Debentures payable, 7.88%, due 2043         250      250
     Debentures payable, 9.75%, due 2020         544      544
     Equipment and other obligations, 6.23%      210      175
     Commercial paper, 4.35%                     100      100
                                              ------   ------
                                               2,070    2,105
     Less current portion                       (130)    (146)
                                              ------   ------
                                              $1,940   $1,959
                                              ======   ======

   Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,601 million and $1,782 million at December 31, 1994 and 1993, respectively, compared with carrying values of $1,582 million and $1,544 million at December 31, 1994 and 1993, respectively.

   The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates which average 7.69% and are collateralized by assets with a net book value of $375 million at December 31, 1994.

   Minimum commitments, exclusive of executory costs borne by the Company, are:


                               Capital         Operating
                                Leases            Leases
                               -------         ---------
                                       (In Millions)
          1995                    $ 98           $   116
          1996                      97               120
          1997                      84                98
          1998                      78                93
          1999                      68                77
          2000 - 2017              251               676
                                  ----            ------
          Total                    676            $1,180
                                                  ======
          Less interest portion   (188)
                                  ----
          Present value           $488
                                  ====

   Operating lease rent expense was $ 118 million in 1994, $88 million in 1993 and $71 million in 1992.

   In June 1993, the Company and CRC filed a shelf registration statement on Form S-3 to enable CRC to issue up to $500 million in debt securities or the Company to issue up to $500 million in convertible debt or equity securities. The remaining balance under this shelf registration was $342 million at December 31, 1994.

   During 1994, CRC issued $65 million of Medium-Term Notes with interest rates ranging from 5.70% to 6.33%, maturing over various periods through 1997, pursuant to the registration statement on Form S-3.

   In July 1994, CRC issued $49 million of 1994 Equipment Trust
   Certificates, Series A, with interest rates ranging from 5.5% to 7.6%, maturing annually from 1995 to 2009. The certificates were used to finance approximately 85% of the total purchase price of 36 locomotives.

   Equipment and other obligations mature in 1995 through 2013 and are collateralized by assets with a net book value of $229 million at December 31, 1994. Maturities of long-term debt other than capital leases and commercial paper are $65 million in 1995, $108 million in 1996, $67 million in 1997, $43 million in 1998, $13 million in 1999 and $1,186 million in total from 2000 through 2043.

   In December 1994, CRC issued $30 million of 8.45% Pass Through Certificates, Series 1994-A due 2014. The certificates will be used to finance equipment which CRC will use under an operating lease, and while such certificates are not direct obligations of, or guaranteed by CRC, the amounts paid under the lease will be sufficient to pay principal and interest on the certificates.

   CRC had $212 million of commercial paper outstanding at December 31, 1994. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

   In April 1994, CRC entered into a $500 million uncollateralized bank credit agreement with a group of banks to replace the $300 million credit facility that would have expired in the first quarter of 1995. The new credit agreement, which is used for general corporate purposes and to support CRC's commercial paper program, provides for a $350 million revolving credit facility with a five year maturity and a $150 million revolving credit facility with a one year maturity. Both credit facilities require interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts. The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth.

   Interest payments were $174 million in 1994, $164 million in 1993 and $162 million in 1992.

7. Income Taxes
   ------------
   The provisions for income taxes are composed of the following:

                                          1994    1993    1992
                                          ----    ----    ----
                                              (In Millions)
   Current
      Federal                             $104    $ 25    $ 21
      State                                 16      10       7
                                          ----    ----    ----
                                           120      35      28
                                          ----    ----    ----
   Deferred
      Federal                              125     189     179
      State                                 25      32      29
                                          ----    ----    ----
                                           150     221     208
                                          ----    ----    ----
   Special income tax obligation
      Federal                              (53)    (42)    (50)
      State                                 (9)     (8)     (8)
                                          ----    ----    ----
                                           (62)    (50)    (58)
                                          ----    ----    ----
                                          $208    $206    $178
                                          ====    ====    ====

   Effective January 1, 1993, the Company adopted the provisions of SFAS 109 which requires a liability approach for measuring deferred tax assets and liabilities based on differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates in effect when those differences are expected to reverse. As a result, the Company recorded a cumulative adjustment of $52 million. Prior years' financial statements were not restated.

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

   During 1993, the Company reached a settlement with the Internal Revenue Service ("IRS") related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest, all of which had been previously provided for in years prior to 1993. The Company's consolidated federal income tax returns for the fiscal years 1990 through 1992 are currently being examined by the IRS. Federal and state income tax payments were $80 million in 1994, $39 million in 1993 (excluding tax settlement) and $31 million in 1992.

   Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) are as follows:

                                                       December 31,
                                                    -----------------
                                                      1994       1993
                                                    ------    -------
                                                       (In Millions)
   Current assets (primarily accounts
    receivable)                                     $  (33)    $  (23)
   Current liabilities (primarily accrued
    liabilities and casualty reserves)                (175)      (163)
   Tax benefits related to disposition of
    subsidiary                                         (30)       (30)
   Net operating loss carryforwards                    (11)       (11)
                                                    ------     ------
        Current deferred tax asset, net             $ (249)    $ (227)
                                                    ======     ======
   Noncurrent liabilities:
     Property and equipment                          1,923      1,875
     Other long-term assets (primarily prepaid
      pension asset)                                    62         74
     Miscellaneous                                      50         17
                                                    ------     ------
                                                     2,035      1,966
                                                    ______     ______

   Noncurrent assets:
     Nondeductible reserves and other
      liabilities                                     (139)      (125)
     Equipment obligations                             (12)       (44)
     Tax benefit transfer receivable                   (38)       (42)
     Alternative minimum tax credits                   (75)       (77)
     Miscellaneous                                     (55)       (22)
                                                    ------     ------
                                                      (319)      (310)
                                                    ------     ------
        Special income tax obligation and
         deferred income tax liabilities, net       $1,716     $1,656
                                                    ======     ======

   The tax effects of each source of deferred income taxes and special income tax obligation for 1992 (disclosure for 1994 and 1993 is not required nor applicable under SFAS 109) are as follows:
                                                (In Millions)
   Deferred taxes
     Tax depreciation over book                     $ 84
     Other property transactions                      80
     Casualty, wage and other accruals                78
     Alternative minimum tax                         (40)
     Other                                             6
                                                    ----
                                                    $208
                                                    ====
   Special income tax obligation
     Reduced tax basis depreciation                  (31)
     Other property transactions                     (27)
                                                    ----
                                                    $(58)
                                                    ====

   As of December 31, 1994, the Company has approximately $75 million of alternative minimum tax credits available to offset future U.S. federal income taxes on an indefinite carryforward basis.

   Reconciliations of the U.S. statutory tax rates with the effective tax rates follow:
                                           1994    1993    1992
                                           ----    ----    ----
       Statutory tax rate                  35.0%   35.0%   34.0%
       State income taxes,
         net of federal benefit             3.9     5.1     3.9
       Effect of federal tax increase
         on deferred taxes                          7.7
       Other                                 .2    (1.0)     .8
                                           ----    ----    ----
       Effective tax rate                  39.1%   46.8%   38.7%
                                           ====    ====    ====

8. Employee Benefits
   -----------------
   Pension Plans
   -------------
   The Company and certain subsidiaries maintain defined benefit pension plans which are noncontributory for all non-union employees and generally contributory for participating union employees. Benefits are based primarily on credited years of service and the level of compensation near retirement. Funding is based on the minimum amount required by the Employee Retirement Income Security Act of 1974.

   Pension credits include the following components:

                                                      1994   1993   1992
                                                     -----  -----  -----
                                                         (In Millions)
   Service cost - benefits earned during the period  $   8  $   8  $   7
   Interest cost on projected benefit obligation        48     46     45
   Return on plan assets - actual                      (10)  (124)   (66)
                         - deferred                    (77)    42    (13)
   Net amortization and deferral                       (15)   (15)   (15)
                                                     -----  -----  -----
                                                     $ (46) $ (43) $ (42)
                                                     =====  =====  =====

   The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:
                                                        1994      1993
                                                       -----    ------
<CAPTION                                                (In Millions)
   Accumulated benefit obligation ($526 million
    and $532 million vested, respectively)             $ 530    $  537
                                                       =====    ======
   Market value of plan assets                           982     1,043
   Projected benefit obligation                         (594)     (632)
   Plan assets in excess of projected                  -----    ------
     benefit obligation                                  388       411
   Unrecognized prior service cost                        44        43
   Unrecognized transition net asset                    (139)     (159)
   Unrecognized net gain                                (117)     (101)
                                                       -----    ------
   Net prepaid pension cost                            $ 176    $  194
                                                       =====    ======

   The assumed weighted average discount rates used in 1994 and 1993 are 8.50% and 7.25%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1994 and 1993 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1994 and 1993 is 9.0%.

   Savings Plans
   -------------

   The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan. Savings plan expense was $5 million in 1994 and 1993 and $4 million in 1992.

   In connection with the Non-union ESOP, the Company issued 9,979,562 of the authorized 10 million shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest at 9.55% from the Non-union ESOP in the principal amount of $288 million. In addition, unearned ESOP compensation of $288 million was recognized as a charge to stockholders' equity coincident with the Non-union ESOP's issuance of its $288 million promissory note to the Company. The debt of the Non-union ESOP was recorded by the Company and offset against the promissory note from the Non-union ESOP. Unearned ESOP compensation is charged to expense as shares of ESOP Stock are allocated to participants. The number of allocated ESOP shares outstanding at December 31, 1994 was approximately 1.5 million shares. An amount equivalent to the preferred dividends declared on the ESOP Stock partially offsets compensation and interest expense related to the Non-union ESOP.

   Effective October 1, 1994, the ESOP's promissory note to the Company was refinanced. As part of the refinancing, the interest rate was decreased to 8.0%, from the original 9.55%, and accrued interest of $21 million was capitalized as part of the principal balance of the promissory note. This refinancing will not have a material effect on the Company's financial statements.

   The Company is obligated to make dividend payments at a rate of 7.51% on the ESOP Stock and additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note to the Company.

   Interest expense incurred by the Non-union ESOP on its debt to the Company was $30 million in 1994, $29 million in 1993 and $28 million in 1992. Compensation expense related to the Non-union ESOP was $10 million in 1994 and 1993 and $9 million in 1992. Preferred dividends of $21 million were declared in 1994, of which $16 million were paid in 1994 and $5 million were paid in 1995. Preferred dividends declared and paid to the Non-union ESOP were $21 million in 1993 and 1992. The Company received debt service payments from the Non-union ESOP of $21 million in 1994, $26 million in 1993 and $21 million in 1992.

   Postretirement Benefits Other Than Pensions
   -------------------------------------------

   The Company provides health and life insurance benefits to certain retired non-union employees. Certain non-union employees are eligible for retiree medical benefits, while substantially all non-union employees are eligible for retiree life insurance benefits. Generally, company-provided health care benefits terminate when individuals reach age 65.

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

   The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:

                                          1994               1993
                                    -----------------  -----------------
                                              Life               Life
                                    Medical Insurance  Medical Insurance
                                      Plan     Plan      Plan     Plan
                                    ------- ---------  ------- ---------
                                                (In Millions)
   Accumulated postretirement
    benefit obligation:
   Retirees                             $38       $15      $31       $16
   Fully eligible active plan
    participants                          3         1        9         1
   Other active plan participants         1         4        2         6
                                        ---       ---      ---       ---
   Accumulated benefit obligation        42        20       42        23
   Market value of plan assets                     (6)                (6)
                                        ---       ---      ---       ---
   Accumulated benefit obligation in
    excess of plan assets                42        14       42        17
   Unrecognized gains and (losses)        1         3       (3)       (2)
                                        ---       ---      ---       ---
   Accrued benefit cost recognized
    in the Consolidated Balance
    Sheet                               $43       $17      $39       $15
                                        ===       ===      ===       ===
   Net periodic postretirement
    benefit cost, primarily interest
    cost                                $ 4       $ 1      $ 3       $ 1
                                        ===       ===      ===       ===

   An 11 percent rate of increase in per capita costs of covered health care benefits was assumed for 1995, gradually decreasing to 6 percent by the year 2008. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $5 million and would have an immaterial effect on the service cost and interest cost components of net periodic postretirement benefit cost for 1994. Discount rates of 8.5% and 7.0% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1994 and 1993, respectively. The assumed rate of compensation increase was 5.0% in both 1994 and 1993.

   Retiree medical benefits are funded by a combination of Company and retiree contributions. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

   Prior to the adoption of SFAS 106, the cost of medical benefits provided by the Company as self-insurer was recognized as claims and administrative expenses were paid. The cost of retiree life insurance benefits was previously recognized as the annual insurance premium. The expense of providing both non-union retiree medical and life insurance benefits for 1992 was $5 million.

9. Capital Stock
   -------------

   The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferencs of each.

   The Company cannot pay dividends on its common stock unless full cumulative dividends have been paid on its ESOP Stock, and no distributions can be made to the holders of common stock upon liquidation or dissolution of the Company unless the holders of the ESOP Stock have received a cash liquidation payment of $28.84375 per share, plus unpaid dividends up to the date of such payment. The ESOP Stock is convertible into an equivalent number of shares of common stock based on their respective market values at the date of conversion. The ESOP stock is entitled to one vote per share, voting together as a single class with common stock on all matters.

   In July 1993, the Company announced a third common stock repurchase program of up to $100 million. In December 1994, this program was completed at a total of 1,767,626 shares. On July 20, 1994, the Board of Directors authorized an additional $100 million stock repurchase program. At December 31, 1994, the Company had acquired 175,500 shares for approximately $9 million under this program.

   During 1993, the Company reclassified 4,787,579 shares of repurchased common stock (treasury stock) as authorized but unissued.

   The activity and status of treasury stock follow:

                                       1994        1993        1992
                                  ---------  ----------   ---------
   Shares, beginning of year         83,745   3,690,002     546,400
    Acquired                      1,705,419   1,181,322   3,143,602
    Reclassified as authorized
     but unissued                            (4,787,579)
                                  ---------  ----------   ---------
   Shares, end of year            1,789,164      83,745   3,690,002
                                  =========  ==========   =========

   The Company's 1987 and 1991 Long-Term Incentive Plans authorize the granting to officers and key employees of up to 4 million and 3.2 million shares of common stock, respectively, through stock options, stock appreciation rights, and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The vesting of awards made pursuant to these plans is contingent upon one or more of the following: continued employment, passage of time or financial and other performance goals.

   The Company has granted 283,664 shares of restricted stock under its incentive plans through December 31, 1994.

   The activity and status of stock options under the incentive plans follow:

                                           Non-qualified Stock Options
                                         ---------------------------------
                                              Option Price          Shares
                                                 Per Share    Under Option
                                         -----------------    ------------
         Balance, January 1, 1992        $14.000 - $36.595       2,165,680

             Granted                     $42.625 - $45.125       1,383,600
             Exercised                   $14.000 - $25.063        (674,652)
             Canceled                         $42.625               (3,750)
                                                                 ---------
         Balance, December 31, 1992      $14.000 - $45.125       2,870,878

             Granted                     $49.375 - $60.500          73,027
             Exercised                   $14.000 - $53.875        (928,822)
             Canceled                    $31.813 - $45.125         (48,762)
                                                                 ---------
         Balance, December 31, 1993      $14.000 - $60.500       1,966,321

             Granted                     $52.188 - $66.938          23,988
             Exercised                   $14.000 - $51.375        (507,450)
             Canceled                    $42.625 - $60.500        (118,904)
                                                                 ---------
         Balance, December 31, 1994      $14.000 - $66.938       1,363,955
                                                                 =========

         Exercisable, December 31, 1994  $14.000 - $53.875         740,974
                                                                 =========
         Available for future grants
            December 31, 1993                                    1,698,036
                                                                 ---------
            December 31, 1994                                    1,678,293
                                                                 ---------

   In 1989, the Company declared a dividend of one common share purchase right (the "Right") on each outstanding share of common stock. The Rights are not exercisable or transferable apart from the common stock until the occurrence of certain events arising out of an actual or potential acquisition of 10% or more of the Company's common stock, and would at such time provide the holder with certain additional entitlements. If the Rights become exercisable, each Right will entitle stockholders to purchase one share of common stock at an exercise price of $105.00, as amended in 1994. At the Company's option, the Rights are redeemable prior to becoming exercisable at one-half cent ($.005) per Right. The Rights expire in July 1999 and do not have any voting privileges or rights to receive dividends.

10.Disposition of Subsidiary
   -------------------------
   In 1993, the Company committed to a plan for the disposition of its investment in Concord Resources Group, Inc. ("Concord"). Pursuant to this plan, the Company recorded the estimated loss of $80 million in 1993 for the disposition of its investment, including $19 million for operating losses expected to be incurred during the phase-out period and disposition costs. The Company also recorded estimated federal tax benefits of $30 million relating to the disposition.

11.Other Income, Net
   -----------------

                                      1994    1993    1992
                                      ----    ----    ----
                                          (In Millions)
      Interest income                 $ 34    $ 39    $ 40
      Rental income                     53      56      60
      Property sales                    18      20       6
      Other, net                        13      (1)     (8)
                                      ----    ----    ----
                                      $118    $114    $ 98
                                      ====    ====    ====

12.Commitments and Contingencies
   -----------------------------
   Environmental
   -------------
   The Company is subject to various federal, state and local laws and regulations regarding environmental matters. CRC is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1994, CRC has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 128 locations. However, based on currently available information, the Company believes CRC may have some potential responsibility at only 53 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites. Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if CRC were held principally liable in certain of these actions, at December 31, 1994, the Company had accrued $74 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

   The Company spent $8 million in 1994 and $7 million in each of 1993 and 1992 for environmental remediation and anticipates spending in 1995, an amount comparable to that spent in each of the last three years. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $5 million in 1994 and $2 million in 1993, and are anticipated to be approximately $9 million in 1995.

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

   Other
   -----
   The Company is involved in various legal actions, principally relating to occupational health claims, personal injuries, casualties, property damage and loss and damage. The Company has recorded liabilities on its balance sheet for amounts sufficient to cover the expected payments for such actions. At December 31, 1993, these liabilities are presented net of estimated insurance recoveries of approximately $80 million. At December 31, 1994, estimated insurance recoveries are included in "Other assets."

   Conrail may be contingently liable for approximately $88 million at December 31, 1994 under indemnification provisions related to sales of tax benefits.

   In October 1994, Locomotive Management Services, a general partnership of which CRC holds a fifty percent interest, issued approximately $96 million of Equipment Trust Certificates to fund 100% of the purchase price of 60 new locomotives. While the principal and interest payments on the certificates will be fully guaranteed by CRC, through a sharing agreement with its partner, CRC's portion of the guarantee was reduced to approximately $80 million.

13.Condensed Quarterly Data (Unaudited)
   ------------------------------------

                               First           Second            Third           Fourth
                            -------------   -------------     ------------    ------------
                            1994     1993   1994     1993     1994    1993    1994    1993
                            ----     ----   ----     ----     ----    ----    ----    ----
                                       ($ In Millions Except Per Share)
   Revenues                 $847     $816   $951     $873     $949    $854    $986    $910
   Income (loss) from
    operations               (32)      85    189      158      194     156     255     192
   Income (loss) before
    the cumulative effect
    of changes in
    accounting principles    (32)      46    101       85      106      (3)    149     106
   Net income (loss)         (32)     (28)   101       85      106      (3)    149     106
   Income per common share
    before the cumulative
    effect of changes in
    accounting principles:
      Primary               (.45)     .52   1.24     1.01     1.29    (.07)   1.84    1.27
      Fully diluted         (.45)     .52   1.12      .92     1.17    (.07)   1.66    1.16
   Net income (loss) per
    common share:
      Primary               (.45)    (.39)  1.24     1.01     1.29    (.07)   1.84    1.27
      Fully diluted         (.45)    (.39)  1.12      .92     1.17    (.07)   1.66    1.16

   Ratio of earnings to
    fixed charges              -     2.25x  3.84x    3.65x    4.04x   2.02x   4.61x   3.86x
   Dividends per common
    share                   .325     .275   .325     .275     .375    .325    .375    .325
   Market prices per
    common share
    (New York Stock Exchange)
      High                69 1/4  60 1/2  59 1/8   59 7/8   58 1/8  59 3/8  55 1/4  67 1/2
      Low                 56 1/2  47 1/2  50 3/8   50       48 3/8  49      48 1/8  57 1/8


   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary retirement program and related costs (Note 3). Without this one-time charge, the Company's net income per common share for the quarter would have been $.20, primary and $.19, fully diluted. After this one-time charge, earnings were insufficient by $56 million to cover fixed charges for the quarter.

   Effective January 1, 1993, the Company adopted SFAS 106 and SFAS 109, related to the accounting for postretirement benefits other than pensions and for income taxes, respectively. As a result, the Company recorded cumulative after tax charges totalling $74 million ($.91 per share, primary and fully diluted) in the first quarter of 1993 (Notes 1, 7 and 8).

   During the third quarter of 1993, the Company recorded an estimated loss for the disposition of its investment in its subsidiary, Concord (Note 10). As a result, net income for the quarter was reduced by $50 million. Also, as a result of the increase in the federal corporate income tax rate enacted August 10, 1993 and effective January 1, 1993, income tax expense for the third quarter of 1993 includes a charge of $36 million, primarily related to the adjustment of deferred taxes and the special income tax obligation as required by SFAS 109 (Note 7).
   Without these two charges, net income per common share for the third quarter of 1993 would have been $1.00 on a primary basis and $.91 on a fully diluted basis.

Item 9.   Changes in and Disagreements with Accountants
- ------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          Previously reported in Conrail's Current Report on Form 8-K, filed February 18, 1994.


                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

Item 11.  Executive Compensation.
- -------   ----------------------

Item 12.  Security Ownership of Certain Beneficial
- -------   ----------------------------------------
          Owners and Management.
          ---------------------

          and

Item 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Conrail's definitive Proxy Statement for the Conrail Annual Meeting of Shareholders to be held on May 17, 1995, which definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I under "Executive Officers of the Registrant."

                               PART IV

Item 14.  Exhibits, Financial Statement
- -------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:                                     Page
                                                                    ----
          Reports of Independent Accountants......................   41
          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1994..   43
          Consolidated Balance Sheets at December 31, 1994
               and 1993 ..........................................   44
          Consolidated Statements of Stockholders'
               Equity for each of the three years in the
               period ended December 31, 1994.....................   45
          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1994   ...............................   46
          Notes to Consolidated Financial Statements..............   47

     2.   Financial Statement Schedules:

          The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

                  Index to Financial Statement Schedules
                  --------------------------------------
                                                                      Page
                                                                      ----
          Schedule I       -  Valuation and Qualifying Accounts...    S-1

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

     3.2       Bylaws of the Registrant.

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

     4.7 Amendment to Rights Agreement dated as of October 19, 1994 filed as Exhibit 4.1 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

     4.8 Form of Indenture between Consolidated Rail Corporation and The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of Consolidated Rail Corporation's debt securities, filed as Exhibit 4 to Consolidated Rail Corporation's Registration Statement on Form S-3 (Registration No. 33-34040) and incorporated herein by reference.

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

     10.3 Letter agreement dated March 16, 1988 between Consolidated Rail Corporation and Penn Central Corporation relating to hearing loss litigation, filed as Exhibit 19.1 to Consolidated Rail Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988 and incorporated herein by reference.

     Management Compensation Plans and Contracts
     -------------------------------------------

     10.4 Consolidated Rail Corporation Annual Profit Incentive Plan for 1991, filed as Exhibit 10.6 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

     10.5 Consolidated Rail Corporation 1992 Annual Performance Achievement Reward Plan, filed as Exhibit 10.6 to
               Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

     10.6 Consolidated Rail Corporation 1993 Annual Performance Achievement Reward Plan, filed as Exhibit 3.10(v) to the Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

     10.7 Consolidated Rail Corporation 1994 Annual Performance Achievement Reward Plan for Officers.

     10.8 Retirement Plan for Non-employee Directors, as amended February 21, 1990, filed as Exhibit 10.10 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and included herein by reference.

     10.9 Conrail 1987 Long-Term Incentive Plan, filed as Exhibit 4.4 to Consolidated Rail Corporation's Registration Statement on Form S-8 (Registration No. 33-19155) and incorporated herein by reference.

     10.10 Conrail 1991 Long-Term Incentive Plan, filed as Exhibit 4.8 to Consolidated Rail Corporation's Registration Statement on Form S-8 (Registration No. 33-44140) and incorporated herein by reference.

     10.11 Employment Agreement between James A. Hagen and Consolidated Rail Corporation, dated as of April 3, 1989, filed as
               Exhibit 10.11 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.12 Agreement for Supplemental Employee Retirement Plan between James A. Hagen and Consolidated Rail Corporation, dated as of January 17, 1990, filed as Exhibit 10.12 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.13 Form of Continuation Agreement between Consolidated Rail Corporation and each of its officers other than James A. Hagen, dated as of January 15, 1990, filed as Exhibit 10.14 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     11        Statement of earnings per share computations.

     12        Computation of the ratio of earnings to fixed charges.

     21 Subsidiaries of the Registrant, filed as Exhibit 21 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

     23.1      Consent of Independent Accountants.

     23.2      Consent of Independent Accountants.

     24 Each of the officers and directors signing this Annual Report on Form 10-K has signed a power of attorney, contained on page 74 hereof, with respect to amendments to this Annual Report.

     27        Financial Data Schedule.


(b)  Reports on Form 8-K.

     Current Report on Form 8-K dated December 31, 1994, filed in connection with Consolidated Rail Corporation's issuance of $29,738,000 of 8.45% 1994-A Pass-Through Trust Certificates Due 2014 pursuant to its current Registration Statement on Form S-3 (No. 33-64670).

(c)  Exhibits.
     --------

     The Exhibits required by Item 601 of Regulation S-K as listed in Item 14(a)3 are filed herewith or incorporated herein by reference.

(d)  Financial Statement Schedules.
     -----------------------------

     Financial statement schedules and separate financial statements specified by this Item are included in Item 14(a)2 or are otherwise omitted for reasons that they are not required or are not applicable.

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


                             CONRAIL INC.

Date: March 15, 1995
                             By   /S/  James A. Hagen
                             ------------------------
                             James A. Hagen
                             Chairman and Chief Executive
                             Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of March, 1994, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                       Title

/s/ James A. Hagen
- ---------------------------     Chairman and Chief Executive
James A. Hagen                  Officer and Director
                                (Principal Executive Officer)


/s/ H. William Brown
- ---------------------------     Senior Vice President - Finance
H. William Brown                and Administration
                                (Principal Financial Officer)


/s/ Donald W. Mattson
- ---------------------------     Vice President - Controller
Donald W. Mattson               (Principal Accounting Officer)

/s/ H. Furlong Baldwin
- ---------------------------     Director
H. Furlong Baldwin


/s/ Claude S. Brinegar
- ---------------------------     Director
Claude S. Brinegar



- ---------------------------     Director
Daniel B. Burke


/s/ Kathleen Foley Feldstein
- ----------------------------    Director
Kathleen Foley Feldstein


/s/ Roger S. Hillas
- ---------------------------     Director
Roger S. Hillas


/s/ E. Bradley Jones
- ---------------------------     Director
E. Bradley Jones


/s/ David M. LeVan
- ---------------------------     Director
David M. LeVan


/s/ David B. Lewis
- ---------------------------     Director
David B. Lewis


/s/ John C. Marous
- ---------------------------     Director
John C. Marous


/s/ Raymond T. Schuler
- ---------------------------     Director
Raymond T. Schuler



- ---------------------------     Director
David H. Swanson

                                    E-1
                               EXHIBIT INDEX



Exhibit No.
- ----------


3.2       Bylaws of the Registrant

10.7      Consolidated Rail Corporation 1994 Annual Performance
          Achievement Reward Plan for Officers

11        Statement of earnings per share
          computations

12        Computation of the ratio of earnings
          to fixed charges

23.1      Consent of Independent Accountants

23.2      Consent of Independent Accountants

27        Financial Data Schedule

Exhibits 2, 3.1, 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 10.1, 10.2,
10.3, 10.4, 10.5, 10.6, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13 and 21 are
incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 74.