Form 10-K/A
CONRAIL INC
filed 1995-03-29
CIK 897732

FORM 10-K/A
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                          -----------------
                                    OR
  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-12184
                               CONRAIL INC.
                               ------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                              23 2728514
----------------------------          ---------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
--------------------------------------------                ------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (215) 209-4000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered

Conrail Inc.                                 New York Stock Exchange
Common Stock (Par Value $1.00)               Philadelphia Stock Exchange
and Common Stock Purchase Rights             ---------------------------
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

DOCUMENTS INCORPORATED BY REFERENCE:
     Proxy Statement for Annual Meeting of Shareholders to be held on May 17, 1995 - Part III

Reflects correction of typographical error on: page 45, page 74, Exhibit 11 - page 2 of 3, and Exhibit 27.

                                                    CONRAIL INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Series A      Unearned          Additional
                                        Preferred          ESOP  Common     Paid-In   Retained  Treasury
($ In Millions Except Per Share Data)       Stock  Compensation   Stock     Capital   Earnings     Stock
                                        ---------  ------------  ------  ----------   --------  --------
Balance, January 1, 1992                     $288         $(273)   $ 41      $1,909     $  715     $ (19)
Amortization                                                 10
Net income                                                                                 282
Common dividends, $1.00 per
share (Note 2)                                                                             (81)
Preferred dividends, $2.165 per
share (Note 2)                                                                             (21)
Common stock split (Note 2)                                          42         (42)
Common shares acquired                                                                              (131)
Exercise of stock options                                                        12
Other                                          (1)                                9          8
                                            -----         -----   -----      ------      -----     -----
Balance, December 31, 1992                    287          (263)     83       1,888        903      (150)
Amortization                                                 10
Net income                                                                                 160
Common dividends, $1.20 per
share                                                                                      (96)
Preferred dividends, $2.165 per
share                                                                                      (21)
Common shares acquired                                                                               (64)
Exercise of stock options                                             1          20
Common shares reclassified as
unissued                                                             (4)       (107)       (98)      209
Other                                          (1)                               18          9
                                            -----         -----   -----       -----      -----     -----
Balance, December 31, 1993                    286          (253)     80       1,819        857        (5)
Amortization                                                 10
Net income                                                                                 324
Common dividends, $1.40 per
share                                                                                     (111)
Preferred dividends, $2.165 per
share                                                                                      (21)
Common shares acquired                                                                               (94)
Exercise of stock options                                                        14
Other                                          (3)                               15          7
                                            -----         -----   -----       -----      -----      ----
Balance, December 31, 1994                   $283         $(243)   $ 80      $1,848     $1,056      $(99)
                                            =====         =====   =====       =====      =====      ====

See accompanying notes.

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


                             CONRAIL INC.

Date: March 15, 1995
                             By   /S/  James A. Hagen
                             ------------------------
                             James A. Hagen
                             Chairman and Chief Executive
                             Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 15th day of March, 1995, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                       Title

/s/ James A. Hagen
---------------------------     Chairman and Chief Executive
James A. Hagen                  Officer and Director
                                (Principal Executive Officer)


/s/ H. William Brown
---------------------------     Senior Vice President - Finance
H. William Brown                and Administration
                                (Principal Financial Officer)


/s/ Donald W. Mattson
---------------------------     Vice President - Controller
Donald W. Mattson               (Principal Accounting Officer)

                                                              Exhibit 11
                                                              ----------

                              CONRAIL INC.
                              ------------
                    EARNINGS PER SHARE COMPUTATIONS
                    -------------------------------
                    ($ In Millions Except Per Share)

                                                Years ended December 31,
                                      ----------------------------------------
                                            1994           1993         1992
                                      -------------   ------------ -----------

Weighted average number of shares (3)
  Primary
    Weighted average number of
     common shares outstanding           79,089,464    79,656,302   80,823,000
  Effect of shares issuable under
      stock option plans                    585,317       990,193      920,648
                                         ----------    ----------   ----------
                                         79,674,781    80,646,495   81,743,648
                                         ==========    ==========   ==========

  Fully diluted
    Weighted average number of
     common shares outstanding           79,089,464    79,656,302   80,823,000
    ESOP Stock                            9,887,940     9,954,311    9,966,200
    Effect of shares issuable under
     stock option plans                     585,317     1,225,369    1,066,993
                                         ----------    ----------   ----------
                                         89,562,721    90,835,982   91,856,193
                                         ==========    ==========   ==========
Income per common share (3)
  Before the cumulative effect of
   changes in accounting principles
    Primary                                   $3.90         $2.74        $3.28
    Fully diluted                              3.56          2.51         2.99

  Cumulative effect of changes in
   accounting principles
    Primary                                                  (.92)
    Fully diluted                                            (.81)

Net income
    Primary                                   $3.90         $1.82        $3.28
    Fully diluted                              3.56          1.70         2.99


                                                  Exhibit 27
                                                  ----------
                         CONRAIL INC.
                         ------------
                     FINANCIAL DATA SCHEDULE
                     -----------------------
              ($ In Millions Except Per Share)
  THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM FORM 10-K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
                       SUCH FORM 10-K.

[MULTIPLIER]                                    1,000,000

[FISCAL-YEAR-END]                                Dec-31-1994
[PERIOD-START]                                   Jan-01-1994
[PERIOD-END]                                     Dec-31-1994
[PERIOD-TYPE]                                       12-MOS
[CASH]                                                  43
[SECURITIES]                                             0
[RECEIVABLES]                                          646
[ALLOWANCES]                                             0
[INVENTORY]                                            164
[CURRENT-ASSETS]                                     1,125
[PP&E]                                               6,498
[DEPRECIATION]                                           0
[TOTAL-ASSETS]                                       8,322
[CURRENT-LIABILITIES]                                1,201
[BONDS]                                              1,940
[PREFERRED-MANDATORY]                                    0
[PREFERRED]                                            283
[COMMON]                                                80
[OTHER-SE]                                           2,562
[TOTAL-LIABILITY-AND-EQUITY]                         8,322
[SALES]                                                  0
[TOTAL-REVENUES]                                     3,733
[CGS]                                                    0
[TOTAL-COSTS]                                        3,127
[OTHER-EXPENSES]                                         0
[LOSS-PROVISION]                                         0
[INTEREST-EXPENSE]                                     192
[INCOME-PRETAX]                                        532
[INCOME-TAX]                                           208
[INCOME-CONTINUING]                                    324
[DISCONTINUED]                                           0
[EXTRAORDINARY]                                          0
[CHANGES]                                                0
[NET-INCOME]                                           324
[EPS-PRIMARY]                                         3.90
[EPS-DILUTED]                                         3.56


                          SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CONRAIL INC.

                              /s/ H. William Brown
                              -----------------------
                              H. William Brown
                              Senior Vice President -
                              Finance and Administration
                              and Attorney-in-fact.


March 29, 1995