Form 10-Q
period 1995-03-31
CONRAIL INC
filed 1995-05-11
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995
                                                        --------------
    or

( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to
                                                        ------    ------
Commission file number  1-12184
                        -------

                               CONRAIL INC.
- --------------------------------------------------------------------------

        (Exact name of registrant as specified in its charter)

           Pennsylvania                                23-2728514
- ---------------------------------             ----------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
- --------------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
- --------------------------------------------------------------------------
         (Registrant's telephone number, including area code)
- --------------------------------------------------------------------------


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

Number of shares of common stock outstanding (as of April 28, 1995)
78,325,940

                             CONRAIL INC.


                                 INDEX





                                                         Page Number
    PART I.   FINANCIAL INFORMATION                      -----------

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1995 and 1994                3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1995 and
                       December 31, 1994                      4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1995 and 1994                5

                       Notes to Condensed Consolidated
                       Financial Statements                   6

                       Report of Independent Accountants      7

              Item 2.  Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations              8

    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K       12

    SIGNATURES                                                13

                     PART I. FINANCIAL INFORMATION
                                CONRAIL INC.

 Item 1.  Financial Statements.
          --------------------

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

($ In Millions Except Per Share Data)
                                                        Quarters ended
                                                          March 31,
                                                     -------------------
                                                      1995          1994
                                                     -----         -----
 Revenues                                            $ 889         $ 847
                                                     -----         -----
 Operating expenses
   Way and structures                                  134           144
   Equipment                                           201           210
   Transportation                                      343           350
   General and administrative                           97            91
   Early retirement program                                           84
                                                     -----         -----
     Total operating expenses                          775           879
                                                     -----         -----
 Income (loss) from operations                         114           (32)

 Interest expense                                      (48)          (47)

 Other income, net                                      25            26
                                                     -----         -----
 Income (loss) before income taxes                      91           (53)

 Income taxes (benefits)                                36           (21)
                                                     -----         -----
 Net income (loss)                                   $  55         $ (32)
                                                     =====         =====
 Net income (loss) per common share
   Primary                                           $ .66         $(.45)
   Fully diluted                                       .61          (.45)

 Dividends per common share                          $.375         $.325

 Weighted average number of shares used in
  computing earnings (loss) per share (thousands)
   Primary                                          79,095        79,629
   Fully diluted                                    88,966        79,629

 Ratio of earnings to fixed charges                   2.39x          -

 See accompanying notes.

                             CONRAIL INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
   ($ In Millions)                             March 31,   December 31,
                                                 1995          1994
                                              ----------   ------------
         ASSETS
 Current assets
   Cash and cash equivalents                  $   36         $   43
   Accounts receivable                           634            646
   Deferred tax assets                           249            249
   Material and supplies                         177            164
   Other current assets                           20             23
                                              ------         ------
       Total current assets                    1,116          1,125

 Property and equipment, net                   6,564          6,498
 Other assets                                    753            699
                                              ------         ------
       Total assets                           $8,433         $8,322
                                              ======         ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Short-term borrowings                         179            112
   Current maturities of long-term debt          128            130
   Accounts payable                              148            119
   Wages and employee benefits                   153            169
   Casualty reserves                              96            103
   Accrued and other current liabilities         546            568
                                              ------         ------
       Total current liabilities               1,250          1,201

 Long-term debt                                1,977          1,940
 Casualty reserves                               210            212
 Deferred income taxes                         1,242          1,203
 Special income tax obligation                   495            513
 Other liabilities                               327            328
                                              ------         ------
       Total liabilities                       5,501          5,397
                                              ------         ------
 Stockholders' equity
   Series A ESOP convertible junior
    preferred stock                              283            283
   Unearned ESOP compensation                   (240)          (243)
   Common stock                                   80             80
   Additional paid-in capital                  1,852          1,848
   Retained earnings                           1,078          1,056
                                              ------         ------
                                               3,053          3,024
   Treasury stock                               (121)           (99)
                                              ------         ------
       Total stockholders' equity              2,932          2,925
                                              ------         ------
       Total liabilities and
        stockholders' equity                  $8,433         $8,322
                                              ======         ======
 See accompanying notes.


                             CONRAIL INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)


 ($ In Millions)
                                                         Quarters ended
                                                            March 31,
                                                        ----------------
                                                         1995       1994
                                                        -----      -----
 Cash flows from operating activities                   $ 137      $  62
                                                        -----      -----
 Cash flows from investing activities
   Property and equipment acquisitions                    (85)       (68)
   Other                                                  (41)        (2)
                                                        -----      -----
       Net cash used in investing activities             (126)       (70)
                                                        -----      -----

 Cash flows from financing activities
   Repurchase of common stock                             (22)       (24)
   Net proceeds from short-term borrowings                 67         33
   Payment of capital lease and equipment obligations     (17)       (18)
   Proceeds from medium-term notes                                    50
   Payment of medium-term notes                            (5)        (5)
   Dividends paid on common stock                         (30)       (26)
   Dividends paid on preferred stock                      (10)        (5)
   Other                                                   (1)         8
                                                        -----      -----
       Net cash provided by (used in) financing
        activities                                        (18)        13
                                                        -----      -----


 Increase (decrease) in cash and cash equivalents          (7)         5

 Cash and cash equivalents
   Beginning of period                                     43         38
                                                        -----      -----

   End of period                                        $  36      $  43
                                                        =====      =====


 See accompanying notes.

                              CONRAIL INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)


      1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc. (the "Company") as of March 31, 1995 and December 31, 1994, and the consolidated results of operations and cash flows for the quarters ended March 31, 1995 and 1994. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments necessary to present fairly the results for the interim periods included.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1994, presented in the Company's Annual Report on Form 10-K.

      2. During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program will be paid from the Company's overfunded pension plan.

      3. In July 1994, the Board of Directors authorized a $100 million common stock repurchase program. During the first quarter of 1995, the Company acquired 396,060 shares for approximately $22 million under this program, and at March 31, 1995, approximately $70 million remained from the authorization. On April 19, 1995, the Board of Directors approved an additional $250 million multi-year stock repurchase program. The Board also approved the issuance of $250 million in the Company's common stock to a trust to fund certain employee benefits and other forms of compensation.

      4. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
     Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. There have been no material developments with respect to these matters during the first three months of 1995, except as disclosed in the Annual Report on Form 10-K.

                     REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholders and Board of Directors of
    Conrail Inc.

    We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of March 31, 1995 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1995 and March 31, 1994. This financial information is the responsibility of the Company's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial informa-tion for it to be in conformity with generally accepted accounting principles.

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 23, 1995 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the Company's change in methods of accounting for income taxes and postretirement benefits other than pensions in 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 19, 1995

                             CONRAIL INC.

    Item 2.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations.
             ------------------------------------

    Results of Operations
    ---------------------

    Overview
    --------

    Net income for Conrail Inc. ("Conrail" or "the Company") for the first quarter of 1995 was $55 million ($.66 per share, primary and $.61 per share fully diluted basis) compared with a net loss of $32 million ($.45 per share, primary and fully diluted basis) for the first quarter of 1994. The first quarter of 1994 includes a one-time charge of $51 million (net of $33 million tax benefits) relating to a non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements). Absent this one-time charge, the Company would have shown net income of $19 million for the first quarter of 1994 ($.20 primary and $.19 fully diluted).

    Traffic volume and revenues for the first quarter of 1995 increased 1.6% and 5.0%, respectively, as compared with the first quarter of 1994. Operating expenses decreased $20 million, or 2.5%, for the first three months of 1995 as compared with the comparable period of 1994 (excluding the 1994 one-time early retirement program charge). The Company's operating expenses for the first quarter of 1994 were unfavorably affected by difficult operating conditions primarily caused by adverse weather coincident with the Company's marketing department and certain of its operating functions being reorganized into four service groups.


    Due to a weakening economy and lower than expected volumes of less-than-truckload intermodal traffic, the Company has revised its 1995 projection of between a 2.5% and 3.5% increase in line-haul revenue to between 2.0% and 3.0% growth, and is currently in the process of further evaluating this estimate to determine if addtional downward adjustments are appropriate in light of recent traffic levels. Despite the lower revenue projections, the Company has not changed its goal of attaining a 79.5% operating ratio (operating expenses as a pecent of revenues) for 1995.

    The Company is continuing the process of evaluating certain portions of its route system and other facilities to determine the extent to which such assets effectively and economically support Conrail's operations. It is not possible at this time to estimate the extent of asset rationalization and other changes that may ultimately result from this evaluation process or the effect that such actions may have on the Company's financial statements.


    First Quarter 1995 compared with First Quarter 1994
    ---------------------------------------------------

    Net income for the first quarter of 1995 was $55 million compared with a net loss for the first quarter of 1994 of $32 million, after the effects of the one-time charge for the early retirement program (See Note 2 to the Condensed Consolidated
    Financial Statements).

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $42 million, or 5.0%, from $847 million in the first quarter of 1994 to $889 million in the first quarter of 1995. A 1.6% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $13 million increase in revenues. Average revenue per unit also increased for the quarter, resulting from increases in average rates, $27 million, partially offset by an unfavorable traffic mix and other miscellaneous factors, $5 million. Switching, demurrage and incidental revenues increased $7 million.

    Operating expenses decreased $104 million, or 11.8%, from $879 million in the first quarter of 1994, which included the $84 million charge related to the non-union voluntary early retirement program and related costs, to $775 million in the first quarter of 1995. The following table sets forth the operating expenses for the two periods:

                                      First Quarter
                                      -------------
                                                       Increase
    ($ In Millions)                   1995    1994    (Decrease)
                                      ----    ----    ----------
    Compensation and benefits         $332    $341    $   (9)
    Fuel                                46      47        (1)
    Material and supplies               56      62        (6)
    Equipment rents                     85      91        (6)
    Depreciation and amortization       73      70         3
    Casualties and insurance            39      45        (6)
    Other                              144     139         5
    Early retirement program                    84       (84)
                                      ----    ----    ------
                                      $775    $879    $ (104)
                                      ====    ====    ======

    Compensation and benefits as a percent of revenues was 37.4% in the first quarter of 1995 as compared with 40.3% in the first quarter of 1994. The decrease in labor costs of $9 million, or 2.6%, was primarily due to savings from lower employment levels and a decrease in payroll taxes, partially offset by increases in fringe benefit costs.

    The decrease of $6 million, or 9.7%, in material and supplies cost was mostly attributable to a lower level of expenditures for repairs and maintenance of locomotives.

    Equipment rents decreased $6 million, or 6.6%, principally as a result of improvements in equipment utilization.

    Casualties and insurance costs decreased by $6 million, or 13.3%, primarily due to a lower frequency of employee injuries.

    In the first quarter of 1994, the Company incurred a one-time charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

    The Company's operating ratio was 87.2% for the first quarter of 1995 compared with 103.8% for the first quarter of 1994.
    Without the one-time charge for the early retirement program, the operating ratio for the first quarter of 1994 would have been 93.8%.


    Liquidity and Capital Resources
    -------------------------------

    The Company's cash and cash equivalents decreased $7 million in the first quarter of 1995, from $43 million at December 31, 1994 to $36 million at March 31, 1995. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings have been the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first quarter of 1995, operating activities provided cash of $137 million and net short-term borrowings provided $67 million.

    The principal uses of cash during the quarter were for:
    property and equipment acquisitions, $85 million; cash dividends on common and preferred stock, $40 million; repurchase of common stock, $22 million; and payment of capital lease and equipment obligations, $17 million.

    A working capital (current assets less current liabilities) deficiency of $134 million existed at March 31, 1995 as compared with a deficiency of $76 million at December 31, 1994. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

    In July 1994, the Company announced a third common stock repurchase program of up to $100 million. During the first quarter of 1995, 396,060 shares were acquired for $22 million, bringing the total acquired under this program through March 31, 1995 to 571,560 shares at a cost of $30 million. On April 19, 1995, the Board of Directors approved an additional $250 million multi-year stock repurchase program. The Board also approved the issuance of $250 million in the Company's common stock to a trust to fund certain employee benefits and other forms of compensation.

    During the first quarter of 1995, Consolidated Rail Corporation issued $45 million of commercial paper and repaid $8 million. At March 31, 1995, $249 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

    During March 1995, Consolidated Rail Corporation borrowed $30 million under its uncollateralized bank credit agreement at an interest rate of 6.4%, which was repaid in April 1995.

                      PART II.  OTHER INFORMATION

                             CONRAIL INC.



    Item 6.  Exhibits and Reports on Form 8-K.
             --------------------------------
             (a)  Exhibits

                  11   Statement of earnings (loss) per
                       share computations.

                  12   Computations of the ratio of
                       earnings to fixed charges.

                  15   Letter re unaudited interim
                       financial information from Price Waterhouse LLP.

                  27   Financial data schedule.

             (b)  Reports on Form 8-K

                  None

                               SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONRAIL INC.
                                    Registrant





                                    /s/ Bruce B. Wilson
                                    ------------------------------
                                    Bruce B. Wilson
                                    Senior Vice President - Law



                                    /s/ H. W. Brown
                                    ------------------------------
                                    H. W. Brown
                                    Senior Vice President -
                                    Finance and Administration
                                    (Principal Financial Officer)


    Date: May 11, 1995

                             EXHIBIT INDEX
                             -------------


    Exhibit
      No.
    -------

      11        Statement of earnings (loss)
                per share computations.

      12        Computations of the ratio of
                earnings to fixed charges.

      15        Letter re unaudited interim
                financial information from
                Price Waterhouse LLP.

      27        Financial data schedule.