Form 10-Q
period 1995-06-30
CONRAIL INC
filed 1995-08-07
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995
                                                        -------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        -----    ------

Commission file number  1-12184
                        -------

                                CONRAIL INC.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-2728514
-----------------------------------     ------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
-----------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                            (215) 209-4000
----------------------------------------------------------------------
          (Registrant's telephone number, including area code)


----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of Conrail Inc. common stock outstanding (as of July 31, 1995) 82,803,622

                             CONRAIL INC.



                                 INDEX





                                                        Page Number
                                                        -----------

   PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1995 and 1994             3

                    Condensed Consolidated Balance
                    Sheets - June 30, 1995 and
                    December 31, 1994                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1995 and 1994                   5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        8

            Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                9

   PART II. OTHER INFORMATION

            Item 1.  Legal Proceedings                      14

            Item 4.  Submission of Matters to a Vote
                    of Security Holders                     15

            Item 6.  Exhibits and Reports on Form 8-K       17


   SIGNATURES                                               18

                      PART I. FINANCIAL INFORMATION
                              CONRAIL INC.
Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

($ In Millions Except Per Share Data)

                                        Quarters Ended    Six Months Ended
                                           June 30,           June 30,
                                        --------------    ----------------
                                        1995      1994     1995      1994
                                        ----      ----    ------    ------

Revenues                                $923      $951    $1,812    $1,798

Operating expenses
  Way and structures                     117       121       251       265
  Equipment                              187       209       388       419
  Transportation                         330       342       673       692
  General and administrative             109        90       206       181
  Early retirement program                                              84
                                        ----      ----    ------    ------
    Total operating expenses             743       762     1,518     1,641
                                        ----      ----    ------    ------
Income from operations                   180       189       294       157

Interest expense                         (50)      (48)      (98)      (95)

Other income, net                         35        25        60        51
                                        ----      ----    ------    ------
Income before income taxes               165       166       256       113

Income taxes                              42        65        78        44
                                        ----      ----    ------    ------
Net income                              $123      $101    $  178    $   69
                                        ====      ====    ======    ======
Net income per common share
  Primary                              $1.52     $1.24     $2.17      $.79
  Fully diluted                         1.37      1.12      1.98       .74
Dividends per common share             $.375     $.325     $ .75      $.65
Weighted average number of shares
 used in computing earnings per share
 (thousands)
  Primary                             78,710    79,632    78,903    80,033
  Fully diluted                       88,569    89,547    88,765    89,962
Ratio of earnings to fixed charges      3.42x     3.84x     2.92x     1.94x


See accompanying notes.

                              CONRAIL INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

  ($ In Millions)                             June 30,    December 31,
                                                1995          1994
                                              --------    ------------
         ASSETS
  Current assets
    Cash and cash equivalents                 $   46         $   43
    Accounts receivable                          619            646
    Deferred tax assets                          249            249
    Material and supplies                        174            164
    Other current assets                          36             23
                                              ------         ------
         Total current assets                  1,124          1,125

  Property and equipment, net                  6,660          6,498
  Other assets                                   825            699
                                              ------         ------
         Total assets                         $8,609         $8,322
                                              ======         ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Short-term borrowings                        214            112
    Current maturities of long-term debt         115            130
    Accounts payable                             109            119
    Wages and employee benefits                  175            169
    Casualty reserves                            100            103
    Accrued and other current liabilities        537            568
                                              ------         ------
         Total current liabilities             1,250          1,201

  Long-term debt                               2,068          1,940
  Casualty reserves                              212            212
  Deferred income taxes                        1,276          1,203
  Special income tax obligation                  476            513
  Other liabilities                              320            328
                                              ------         ------
         Total liabilities                     5,602          5,397
                                              ------         ------
  Stockholders' equity
    Series A ESOP convertible junior
     preferred stock                             283            283
    Unearned ESOP compensation                  (238)          (243)
    Common stock                                  85             80
    Additional paid-in capital                 2,111          1,848
    Employee benefits trust                     (263)
    Retained earnings                          1,167          1,056
                                              ------         ------
                                               3,145          3,024
    Treasury stock                              (138)           (99)
                                              ------         ------
         Total stockholders' equity            3,007          2,925
                                              ------         ------
         Total liabilities and
          stockholders' equity                $8,609         $8,322
                                              ======         ======

  See accompanying notes.



                              CONRAIL INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

($ In Millions)
                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1995       1994
                                                    -----      -----
Cash flows from operating activities                $ 306      $ 223
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (224)      (181)
  Payments for capital lease buyouts                  (56)
  Other                                               (48)       (20)
                                                    -----      -----
      Net cash used in investing activities          (328)      (201)
                                                    -----      -----
Cash flows from financing activities
  Repurchase of common stock                          (39)       (60)
  Net proceeds from short-term borrowings             102        105
  Net proceeds from medium-term notes                  10         10
  Proceeds from long-term debt                         55
  Payment of capital lease and equipment obligations  (33)       (37)
  Dividends paid on common stock                      (59)       (51)
  Dividends paid on preferred stock                   (16)       (11)
  Other                                                 5         12
                                                    -----      -----
      Net cash provided by (used in) financing
       activities                                      25        (32)
                                                    -----      -----

Increase (decrease) in cash and cash equivalents        3        (10)

Cash and cash equivalents
  Beginning of period                                  43         38
                                                    -----      -----

  End of period                                     $  46      $  28
                                                    =====      =====


See accompanying notes.

                          CONRAIL INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc. (the "Company") as of June 30, 1995 and December 31, 1994, the consolidated results of operations for the three and six-month periods ending June 30, 1995 and 1994 and the consolidated cash flows for the six-month periods ended June 30, 1995 and 1994. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

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

2. As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for the quarter and six months ended June 30, 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109, "Accounting for Income Taxes".

3. In June 1995, the Company completed the disposition of the last of two major waste disposal facilities of Concord Resources, Inc.("Concord"). The dispositions had no financial statement impact as the Company's investment in Concord had been reserved in 1993.

4. During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

5. In July 1994, the Board of Directors authorized a $100 million common stock repurchase program. During the first six months of 1995, the Company acquired 723,910 shares for approximately $39 million under this program, and at June 30, 1995 approximately $52 million remained available from the authorization. In April 1995, the Company's Board of Directors approved an additional $250 million multi-year stock repurchase program.

6. On June 15, 1995, the Company issued approximately 4.7 million shares of its common stock to the Conrail Employee
Benefits Trust (the "Trust") in exchange for a promissory note of $250 million at an interest rate of 6.9%. The Trust will be used to fund certain employee benefits and other forms of compensation over its fifteen-year term. The amount representing unearned employee benefits is recorded as a deduction from stockholders' equity and is reduced as benefits and compensation are paid through the release of shares from the Trust. The shares owned by the Trust are valued at the closing market price as ofthe end of each reporting period, with the corresponding changes in the balance of the Trust reflected in additional paid-in capital. Shares held by the Trust are not considered outstanding for earnings per share computations until released by the Trust, but do have voting and dividend rights.

7. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Material developments with respect to these and other matters are discussed in Part II, Item I - Legal Proceedings in this Form 10-Q.

                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Conrail Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of June 30, 1995 and the related condensed consolidated statements of income for the three and six months ended June 30, 1995 and June 30, 1994 and the condensed consolidated statements of cash flows for the six months ended June 30, 1995 and June 30, 1994. This financial information is the responsibility of the Company's management.

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

July 19, 1995

                              CONRAIL INC.


 Item 2.  Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


Results of Operations
---------------------

Overview
--------

Net income for Conrail Inc. ("Conrail" or the "Company") was $123 million for the second quarter of 1995 compared with $101 million for the second quarter of 1994. Net income for the second quarter of 1995 includes recognition of a $21 million reduction in income taxes related to a decrease in a state income tax rate enacted during the quarter (see
Note 2 to the Condensed Consolidated Financial Statements). Without this tax benefit, Conrail's net income for the second quarter of 1995 would have been $102 million.

Net income for the first six months of 1995 was $178 million compared with $69 million for the first six months of 1994. Results for the first six months of 1995 include the aforementioned $21 million tax benefit. Results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs that the Company recorded in the first quarter of 1994 (see Note 4 to the Condensed Consolidated Financial Statements). Absent the tax benefit and the one-time charge relating to the early retirement program, Conrail's net income would have been $157 million and $120 million for the first six months of 1995 and 1994, respectively.

Net income per common share for the second quarter of 1995 was $1.52 on a primary basis and $1.37 on a fully diluted basis compared with $1.24 and $1.12 on the same bases for the second quarter of 1994. Without the effects of the state tax rate reduction, net income per share would have been $1.25 on a primary basis and $1.14 on a fully diluted basis. Net income per common share for the six months of 1995 was $2.17 on a primary basis and $1.98 on a fully diluted basis compared with $.79 and $.74 on the respective bases for the same six-month period of 1994. Excluding the one-time tax benefit for the first six months of 1995, net income per common share would have been $1.91 on a primary basis and $1.74 on a fully diluted basis. Without the one-time charge in the first six months of 1994, net income per common share would have been $1.43 on a primary basis and $1.31 on a fully diluted basis.

Traffic volume decreased for both the quarter and six months ended June
30, 1995 compared with the same periods in 1994, with the greatest decline in the Intermodal Service Group. For the remainder of the year, Conrail expects industrial production to be down slightly from the first half of 1995. Accordingly, the Company has revised its 1995 projection of line haul revenue from the 2.0% to 3.0% growth previously projected to a decline of between 1.5% and 2.5% for the year over 1994. Despite the lower revenue projections, the Company has retained its goal of achieving a 79.5% operating ratio (operating expenses as a percent of revenues) for 1995.

The Company continues to evaluate certain portions of its route system and other assets to determine the extent to which such assets effectively and economically support its operations. Conrail intends to dispose of those assets which do not economically support current or expected operations. While it is not possible at this time to estimate the extent of asset rationalization and other changes, it is possible that the results of this evaluation could have an adverse effect on the Company's financial statements.


Second Quarter 1995 compared with Second Quarter 1994
-----------------------------------------------------

Net income for the second quarter of 1995 was $123 million versus $101 million for the second quarter of 1994.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) decreased $28 million, or 2.9%, from $951 million in the second quarter of 1994 to $923 million in the second quarter of 1995. A 7.1% decline in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $64 million decrease in revenues, that was partially offset by an improvement in average revenue per unit which increased revenues by $30 million. The increase in average revenue per unit is attributable to increases in average rates, $21 million, and a favorable traffic mix, $9 million. Switching, demurrage and incidental revenues increased $6 million.

Operating expenses decreased $19 million, or 2.5%, from $762 million in the second quarter of 1994 to $743 million in the second quarter of 1995. The following table sets forth the operating expenses for the two periods:


                                     Second Quarter
                                     --------------
                                                        Increase
     ($ In Millions)                 1995      1994    (Decrease)
                                     ----      ----     --------
     Compensation and benefits       $322      $311      $ 11
     Fuel                              41        47        (6)
     Material and supplies             43        51        (8)
     Equipment rents                   83       102       (19)
     Depreciation and amortization     73        69         4
     Casualties and insurance          37        39        (2)
     Other                            144       143         1
                                     ----      ----      ----
                                     $743      $762      $(19)
                                     ====      ====      ====



Compensation and benefits as a percent of revenues was 34.8% in the second quarter of 1995 as compared with 32.6% in the second quarter of 1994. The increase in labor costs of $11 million, or 3.5%, was caused by approximately $4 million in severance costs associated a workforce reduction of approximately 600 employees and higher fringe benefit costs.

Equipment rents decreased $19 million, or 18.6%, principally as a result of lower traffic volumes and improvements in equipment utilization.

Conrail's operating ratio was 80.5% for the second quarter of 1995, compared with 80.1% for the second quarter of 1994.

Other income, net, increased $10 million, or 40.0%, primarily due to an $8 million gain from a property sale completed during the quarter.

The Company's effective income tax rate for the second quarter of 1995 was 25.5% compared with 39.2% for the second quarter of 1994. The decrease is primarily related to a $21 million reduction in income taxes resulting from a decrease in a state income tax rate enacted during the quarter (see Note 2 to the Condensed Consolidated Financial Statements).


First Six Months of 1995 compared with First Six Months of 1994
---------------------------------------------------------------

Net income for the first six months of 1995 was $178 million which included the aforementioned tax benefit of $21 million recorded during the second quarter (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1994 was $69 million and included the one-time after-tax charge of $51 million related to the early retirement program (see Note 4 to the Condensed Consolidated Financial Statements).

Operating revenues increased $14 million, or less than 1%, to $1,812 million for the first six months of 1995 from $1,798 million for the first six months of 1994. A 3.0% decrease in traffic volume resulted in a $51 million decrease in revenues that was offset by an increase in revenues resulting from a $47 million increase in average rates and a favorable traffic mix of $4 million. Switching, demurrage and incidental revenues increased $14 million.

Operating expenses decreased $123 million, or 7.5%, from $1,641 million in the first six months of 1994, which included the $84 million charge related to the non-union voluntary early retirement program and related costs, to $1,518 million in the first six months of 1995. The following table sets forth the operating expenses for the two periods:

                                       First Six Months
                                      -----------------
                                                            Increase
   ($ In Millions)                      1995       1994    (Decrease)
                                      ------     ------     --------

   Compensation and benefits          $  654     $  652     $   2
   Fuel                                   87         94        (7)
   Material and supplies                  99        113       (14)
   Equipment rents                       168        193       (25)
   Depreciation and amortization         146        139         7
   Casualties and insurance               76         84        (8)
   Other                                 288        282         6
   Early retirement program                          84       (84)
                                      ------     ------     -----
                                      $1,518     $1,641     $(123)
                                      ======     ======     =====


Compensation and benefits as a percent of revenues was 36.0% in the first six months of 1995 as compared with 36.2% in the first six months of 1994.

The decrease of $14 million, or 12.4%, in material and supplies cost was attributable to a lower level of repair and maintenance expenditures caused primarily by declining traffic volumes.

Equipment rents decreased $25 million, or 13.0%, primarily as a result of improved equipment utilization and lower traffic volumes.

Conrail's operating ratio was 83.8% for the first six months of 1995, compared with 91.3% for the first six months of 1994. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first six months of 1994 would have been 86.6%.

Other income, net, increased $9 million, or 17.6%, primarily due to the $8 million gain from a property sale completed during the second quarter of 1995.

The Company's effective income tax rate for the first six months of 1995 was 30.5% compared with 38.9% for the same period of 1994. The decrease is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate which was enacted during the second quarter (see Note 2 to the Condensed Consolidated Financial Statements).



Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $3 million in the first six months of 1995, from $43 million at December 31, 1994 to $46 million at June 30, 1995. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation ("CRC"), and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first six months of 1995, operating activities provided cash of $306 million and net proceeds from short-term borrowings and long-term debt provided $167 million. The principal uses of cash were for property and equipment acquisitions, $224 million; payments for capital lease buyouts, $56 million; repurchases of common stock, $39 million; payment of capital lease and equipment obligations, $33 million; and cash dividends on common and preferred stock, $75 million.

A working capital (current assets less current liabilities) deficiency of $126 million existed at June 30, 1995 as compared with a deficiency of $76 million at December 31, 1994. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

During the first six months of 1995, CRC issued $70 million of commercial paper and repaid $18 million. At June 30, 1995, $264 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

During June 1995, CRC borrowed $50 million under its uncollateralized bank credit agreement at an interest rate of 6.2%, which was repaid in July 1995.

In June 1995, CRC issued $110 million of 6.76% Pass Through Certificates, Series 1995-A, due 2015, to finance the acquisition of equipment. Of these Certificates, $55 million are direct obligations of CRC secured by the acquired equipment. The remaining $55 million of Certificates were issued to finance equipment that CRC will utilize under a capital lease, and while such certificates are not direct obligations of, or guaranteed by CRC, the amounts payable by CRC under the lease will be sufficient to pay principal and interest on the Certificates.

In June 1995, CRC issued $30 million of 6.3% Medium-Term Notes maturing in 1999.

In July 1994, the Board of Directors authorized a fourth common stock repurchase program of up to $100 million. During the first six months of 1995, the Company acquired 723,910 shares for $39 million, bringing the total acquired under this program through June 30, 1995 to 899,410 shares at a cost of approximately $48 million. At June 30, 1995, approximately $52 million remained from this program. In April 1995, the Board of Directors approved an additional $250 million multi-year stock repurchase program.

In response to lower than expected traffic and revenues, the Company reduced its planned capital expenditures for 1995 from $550 million to $500 million.

On July 19, 1995, the Company's Board of Directors approved a quarterly dividend of $.425 per common share, an increase of $.05 per share, commencing with the dividend payable September 15, 1995, to shareholders of record on August 31, 1995.

                      PART II.   OTHER INFORMATION

                              CONRAIL INC.


 Item 1. Legal Proceedings.
         -----------------

United States v. Consolidated Rail Corporation, et al.  On May 25, 1995,
------------------------------------------------------
Consolidated Rail Corporation executed a Partial Consent Order in which it agreed to pay $800,000 in civil penalties in order to resolve alleged violations of the Clean Air Act and National Emission Standard for Hazardous Air Pollutants in connection with the alleged release of asbestos during the renovation of a grain storage facility.
This matter was last reported in Conrail's Report on Form 10-K for the year ended December 31, 1994.

Beacon Park, Massachusetts  On July 24, 1995, Consolidated Rail Corporation
--------------------------
agreed to plead guilty to charges that it violated the Clean Water Act in connection with the permitting and operation of a waste water discharge facility at Beacon Park, Massachusetts and the unauthorized discharge of oil from the facility into the Charles
River. Consolidated Rail Corporation has agreed to pay $2.75 million in fines ($250,000 of which are suspended) and to make a $250,000 donation to a local environmental foundation. The majority of these amounts were accrued prior to June 30, 1995. This matter was last reported in Conrail's Report on Form 10-K for the year ended December 31,
1994.

 Item 4. Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a)  The Registrant held its Annual Meeting of
              Shareholders on May 17, 1995.

         (b) Proxies for the meeting were solicited pursuant to Rule 14A; there was no solicitation in opposition to management's nominees for directors as listed in such Proxy Statement and all such nominees were elected.

         (c) Listed below is each matter voted on at the Registrant's Annual Meeting as fully described in the Registrant's Proxy Statement solicited pursuant to Rule 14A. Following are the results of the voting and the number of votes cast for each matter.

         (i) The election of four directors in Class II to serve until the Annual Meeting of Shareholders in 1998 and until their sucessors are elected and take office. All nominees were elected by majority vote and the number of votes cast for each follows (there were no broker non-votes):


                                               Common     Preferred
                                             ----------   ---------

                   Kathleen Foley Feldstein

                   For                       66,454,708   8,888,227
                   Withheld                     320,726     933,131
                                             ----------   ---------

                      Total                  66,775,434   9,821,358
                                             ==========   =========


                   David B. Lewis

                   For                       65,802,326   8,920,795
                   Withheld                     973,108     900,563
                                             ----------   ---------

                      Total                  66,775,434   9,821,358
                                             ==========   =========

                   John C. Marous

                   For                     66,444,518   8,815,314
                   Withheld                   330,916   1,006,044
                                           ----------   ---------

                      Total                66,775,434   9,821,358
                                           ==========   =========

                   Raymond T. Schuler

                   For                     66,455,152   8,888,569
                   Withheld                   320,282     932,789
                                           ----------   ---------

                      Total                66,775,434   9,821,358
                                           ==========   =========


             (ii) Approval of the Conrail Senior Executive Performance Plan ("the Plan"). The Plan was passed by majority vote and the number of votes cast follows:

                                             Common     Preferred
                                           ----------   ---------

                   For                     61,044,718   5,619,128
                   Against                  4,732,116   3,614,562
                   Abstentions                998,600     587,668
                                           ----------   ---------

                     Total                 66,775,434   9,821,358
                                           ==========   =========




             (iii) Ratification of the appointment of Price Waterhouse
                   LLP as the independent accountants for the year 1995. The appointment of Price Waterhouse LLP was ratified by majority vote and the number of votes cast follows (there were no broker non-votes):

                                             Common     Preferred
                                           ----------   ---------

                   For                     66,505,232   9,000,376
                   Against                     75,734     475,989
                   Abstentions                194,468     344,993
                                           ----------   ---------

                     Total                 66,775,434   9,821,358
                                           ==========   =========

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

               27      Financial data schedule.

          (b)  Reports on Form 8-K

               None

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CONRAIL INC.
                                        Registrant




                                        /S/ Bruce B. Wilson
                                        -------------------------------
                                        Bruce B. Wilson
                                        Senior Vice President - Law



                                        /S/ H. W. Brown
                                        -------------------------------
                                        H. W. Brown
                                        Senior Vice President -
                                        Finance and Administration
                                        (Principal Financial Officer)



Date:   August 4, 1995

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
-------



  11      Statement of earnings per share
          computations.


  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.