Form 10-Q
period 1995-09-30
CONRAIL INC
filed 1995-11-13
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

 (X)Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,1995
                                                        -----------------
    or
 ( )Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
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

Number of shares of Conrail Inc. common stock outstanding (as of October 31, 1995) 82,617,767.

                             CONRAIL INC.



                                 INDEX





                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                    Condensed Consolidated Statements
                    of Income - Quarters and nine months
                    ended September 30, 1995 and 1994         3

                    Condensed Consolidated Balance
                    Sheets - September 30, 1995 and
                    December 31, 1994                         4

                    Condensed Consolidated Statements
                    of Cash Flows - Nine months ended
                    September 30, 1995 and 1994               5

                    Notes to Condensed Consolidated
                    Financial Statements                      6

                    Report of Independent Accountants         8

            Item 2. Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                 9

   PART II.         OTHER INFORMATION


           Item 2.  Changes in Securities                    14


           Item 6.  Exhibits and Reports on Form 8-K         14



   SIGNATURES                                                15

                      PART I. FINANCIAL INFORMATION
                              CONRAIL INC.
Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

($ In Millions Except Per Share Data)

                                        Quarters Ended    Nine Months Ended
                                         September 30,      September 30,
                                        --------------    ----------------
                                        1995      1994     1995      1994
                                        ----      ----    ------    ------
Revenues                                $923      $949    $2,735    $2,747

Operating expenses
  Way and structures                     117       121       368       386
  Equipment                              187       204       575       623
  Transportation                         319       346       992     1,038
  General and administrative              92        84       298       265
  Early retirement program                                              84
                                        ----      ----    ------    ------
    Total operating expenses             715       755     2,233     2,396
                                        ----      ----    ------    ------
Income from operations                   208       194       502       351

Interest expense                         (49)      (48)     (147)     (143)

Other income, net                         29        28        89        79
                                        ----      ----    ------    ------
Income before income taxes               188       174       444       287

Income taxes                              72        68       150       112
                                        ----      ----    ------    ------
Net income                              $116      $106    $  294    $  175
                                        ====      ====    ======    ======
Net income per common share
  Primary                               $1.44     $1.29   $ 3.61    $ 2.07
  Fully diluted                          1.31      1.17     3.28      1.91
Dividends per common share              $.425     $.375   $1.175    $1.025
Weighted average number of shares
 used in computing earnings per share
 (thousands)
  Primary                              78,664    79,461    78,837    79,839
  Fully diluted                        88,525    89,324    88,853    89,747
Ratio of earnings to fixed charges       4.02x     4.04x     3.28x     2.63x

See accompanying notes.

                                 3

                              CONRAIL INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

  ($ In Millions)                          September 30,  December 31,
                                                1995           1994
                                           -------------  ------------
         ASSETS
  Current assets
    Cash and cash equivalents                 $   81         $   43
    Accounts receivable                          662            646
    Deferred tax assets                          249            249
    Material and supplies                        165            164
    Other current assets                          30             23
                                              ------         ------
         Total current assets                  1,187          1,125

  Property and equipment, net                  6,680          6,498
  Other assets                                   816            699
                                              ------         ------
         Total assets                         $8,683         $8,322
                                              ======         ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Short-term borrowings                        174            112
    Current maturities of long-term debt         114            130
    Accounts payable                             166            119
    Wages and employee benefits                  175            169
    Casualty reserves                            107            103
    Accrued and other current liabilities        502            568
                                              ------         ------
         Total current liabilities             1,238          1,201

  Long-term debt                               2,037          1,940
  Casualty reserves                              208            212
  Deferred income taxes                        1,329          1,203
  Special income tax obligation                  459            513
  Other liabilities                              332            328
                                              ------         ------
         Total liabilities                     5,603          5,397
                                              ------         ------
  Stockholders' equity
    Series A ESOP convertible junior
     preferred stock                             282            283
    Unearned ESOP compensation                  (235)          (243)
    Common stock                                  85             80
    Additional paid-in capital                 2,179          1,848
    Employee benefits trust                     (325)
    Retained earnings                          1,245          1,056
                                              ------         ------
                                               3,231          3,024
    Treasury stock                              (151)           (99)
                                              ------         ------
         Total stockholders' equity            3,080          2,925
                                              ------         ------
         Total liabilities and
          stockholders' equity                $8,683         $8,322
                                              ======         ======

  See accompanying notes.



                              CONRAIL INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


($ In Millions)
                                                    Nine Months Ended
                                                      September 30,
                                                    ----------------
                                                     1995       1994
                                                    -----      -----
Cash flows from operating activities                $ 515      $ 468
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (327)      (371)
  Net payments for capital lease buyouts              (26)
  Other                                               (37)       (44)
                                                    -----      -----
      Net cash used in investing activities          (390)      (415)
                                                    -----      -----
Cash flows from financing activities
  Repurchase of common stock                          (52)       (64)
  Net proceeds from short-term borrowings              62        107
  Proceeds from long-term debt                         85        114
  Payment of long-term debt                           (75)      (120)
  Dividends paid on common stock                      (94)       (81)
  Dividends paid on preferred stock                   (21)       (16)
  Other                                                 8         14
                                                    -----      -----
      Net cash used in financing activities           (87)       (46)
                                                    -----      -----

Increase in cash and cash equivalents                  38          7

Cash and cash equivalents
  Beginning of period                                  43         38
                                                    -----      -----

  End of period                                     $  81      $  45
                                                    =====      =====



See accompanying notes.

                                 5

                          CONRAIL INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc.(the "Company") as of September 30, 1995 and December 31, 1994, the consolidated results of operations for the three and nine-month periods ending September 30, 1995 and 1994 and the consolidated cash flows for the nine-month periods ended September 30, 1995 and 1994. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

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

2. As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for the nine months ended September 30, 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109, "Accounting for Income Taxes".

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

5. In July 1994, the Board of Directors authorized a $100 million common stock repurchase program. During the first nine months of 1995, the Company acquired 923,806 shares for approximately $52 million under this program, and at September 30, 1995 approximately $39 million remained available from the authorization. In April 1995, the Company's Board of Directors approved an additional $250 million multi-year stock repurchase program.

6. In June 1995, the Company issued approximately 4.7 million shares of its common stock to the Conrail Employee Benefits Trust (the "Trust") in exchange for a promissory note of $250 million at an interest rate of 6.9%. The Trust will be used to fund certain employee benefits and other forms of compensation over its fifteen-year term. The amount representing unearned employee benefits is recorded as a deduction from stockholders' equity and is reduced as benefits and compensation are paid through the release of shares from the Trust. The shares owned by the Trust are valued at the closing market price as of the end of each reporting period, with the corresponding changes in the balance of the Trust reflected in additional paid-in capital. Shares held by the Trust are not considered outstanding for earnings per share computations until released by the Trust, but do have voting and dividend rights.

7. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. There have been no material developments with respect to these matters during the first nine months of 1995, except as disclosed in the Annual Report on Form 10-K and the quarterly report on Form 10-Q for the periods ended June 30, 1995.

                  REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Conrail Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of September 30, 1995 and the related condensed consolidated statements of income for the three and nine months ended September 30, 1995 and September 30, 1994 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and September 30, 1994. This financial information is the responsibility of the Company's management.

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

October 18, 1995

                              CONRAIL INC.


Item 2.  Management's Discussion and Analysis of Financial
          -------------------------------------------------
        Condition and Results of Operations.
        -----------------------------------

Results of Operations
---------------------

Overview
--------

Net income for Conrail Inc. ("Conrail" or the "Company") was $116 million for the third quarter of 1995 compared with $106 million for the third quarter of 1994. Net income for the first nine months of 1995 was $294 million compared with $175 million for the first nine months of 1994. Results for the first nine months of 1995 include recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate enacted during the second quarter of 1995 (see Note 2 to the Condensed Consolidated Financial Statements). Results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs that the Company recorded in the first quarter of 1994 (see Note 4 to the Condensed Consolidated Financial Statements). Absent the tax benefit and the one-time charge related to the early retirement program, Conrail's net income would have been $273 million and $226 million for the first nine months of 1995 and 1994, respectively.

Net income per common share for the third quarter of 1995 was $1.44 on a primary basis and $1.31 on a fully diluted basis compared with $1.29 and $1.17 on the same bases for the third quarter of 1994. Net income per common share for the nine months of 1995 was $3.61 on a primary basis and $3.28 on a fully diluted basis compared with $2.07 and $1.91 on the respective bases for the same nine-month period of 1994. Excluding the one-time tax benefit for the first nine months of 1995, net income per common share would have been $3.34 on a primary basis and $3.05 on a fully diluted basis. Without the one-time charge in the first nine months of 1994, net income per common share would have been $2.71 on a primary basis and $2.48 on a fully diluted basis.

Traffic volume continued to decline for both the quarter and nine months ended September 30, 1995 compared with the same periods in 1994. The most significant declines were experienced in the Intermodal Service Group. The Company now projects an overall decline in line haul revenue of 1.0% to 2.0% for the year. Despite the traffic volume declines experienced during the first three quarters, the Company has not changed its goal of achieving a 79.5% operating ratio (operating expenses as a percent of revenues) for 1995.

The Company continues to evaluate certain portions of its route system and other operating assets to determine the extent to which they effectively and economically support its current and expected operations, with a view toward disposing of those assets that do not.
As of September 30, 1995, the Company had designated 7,800 miles of lines for such evaluation, which are in various stages of completion. Of those lines, to date, the Company has identified 1,600 miles that may be sold and 500 miles to be retained. Certain of the lines to be sold are the subject of current negotiations, which could conclude in 1995. At this time, the Company is not able to estimate the total number of miles that may eventually be sold or the potential effect on the Company's financial statements.

It is possible that the Company's adoption of a formal plan for the disposition, or the actual disposition, of the assets identified as a result of such analyses could have a significant adverse effect on the Company's financial statements in the reporting period in which either such event occurred.


Third Quarter 1995 compared with Third Quarter 1994
---------------------------------------------------

Net income for the third quarter of 1995 was $116 million versus $106 million for the third quarter of 1994.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) decreased $26 million, or 2.7%, from $949 million in the third quarter of 1994 to $923 million in the third quarter of 1995. A 7.8% decline in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $70 million decrease in revenues, that was partially offset by an improvement in average revenue per unit which increased revenues by $44 million. The increase in average revenue per unit is attributable to increases in average rates, $33 million, and a favorable traffic mix, $11 million.

Operating expenses decreased $40 million, or 5.3%, from $755 million in the third quarter of 1994 to $715 million in the third quarter of 1995. The following table sets forth the operating expenses for the two periods:


                                     Third Quarter
                                     --------------

                                                       Increase
     ($ In Millions)                 1995      1994    (Decrease)
                                     ----      ----     --------
     Compensation and benefits       $304      $305      $ (1)
     Fuel                              38        46        (8)
     Material and supplies             35        49       (14)
     Equipment rents                   91        96        (5)
     Depreciation and amortization     74        69         5
     Casualties and insurance          47        59       (12)
     Other                            126       131        (5)
                                     ----      ----      ----
                                     $715      $755      $(40)
                                     ====      ====      ====

Compensation and benefits as a percent of revenues was 33.0% in the third quarter of 1995 as compared with 32.2% in the third quarter of 1994.

The decrease in material and supplies expense of $14 million, or 28.6%, is attributable principally to a lower level of maintenance, primarily locomotive overhauls, and track and freight car repairs.
                                 10

Casualties and insurance costs decreased $12 million, or 20.3%, primarily as a result of an unfavorable year-to-date estimated cost per claim adjustment made in the third quarter of 1994 and fewer employee claims in the third quarter of 1995 which were partially offset by costs of several large adverse verdicts in 1995.

Conrail's operating ratio was 77.5% for the third quarter of 1995, compared with 79.6% for the third quarter of 1994.


First Nine Months of 1995 compared with First Nine Months of 1994
-----------------------------------------------------------------

Net income for the first nine months of 1995 was $294 million which included the aforementioned tax benefit of $21 million recorded during the second quarter (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first nine months of 1994 was $175 million and included the one-time after-tax charge of $51 million related to the early retirement program (see Note 4 to the Condensed Consolidated Financial Statements).

Operating revenues decreased $12 million, or .4%, to $2,735 million for the first nine months of 1995 from $2,747 million for the first nine months of 1994. A 4.7% decrease in traffic volume resulted in a $122 million decrease in revenues that was partially offset by revenue increases related to higher average rates, $80 million, and favorable traffic mix, $17 million. Other revenues increased $13 million.

Operating expenses decreased $163 million, or 6.8%, from $2,396 million in the first nine months of 1994, which included the $84 million charge related to the non-union voluntary early retirement program and related costs, to $2,233 million in the first nine months of 1995. The following table sets forth the operating expenses for the two periods:


                                     First Nine Months

                                     -----------------
   Increase
   ($ In Millions)                     1995      1994   (Decrease)
                                      ------   ------    --------
   Compensation and benefits          $ 958    $  957    $   1
   Fuel                                 125       140      (15)
   Material and supplies                134       162      (28)
   Equipment rents                      259       289      (30)
   Depreciation and amortization        220       208       12
   Casualties and insurance             123       143      (20)
   Other                                414       413        1
   Early retirement program                        84      (84)
                                     ------    ------     -----
                                     $2,233    $2,396    $(163)
                                     ======    ======    ======

Compensation and benefits as a percent of revenues was 35.0% in the first nine months of 1995 as compared with 34.8% in the first nine months of 1994.

Fuel costs decreased $15 million, or 10.7%, as a result of lower traffic volume, greater efficiencies and lower average fuel prices.

The decrease of $28 million, or 17.3%, in material and supplies cost was attributable to a lower level of repair and maintenance expenditures.

Equipment rents decreased $30 million, or 10.4%, primarily as a result of fewer foreign cars on line and improved equipment utilization.

Casualties and insurance costs decreased $20 million, or 14.0%, primarily as a result of an unfavorable year-to-date estimated cost per claim adjustment made in the third quarter of 1994 and fewer employee personal injury claims in 1995, which were partially offset by several large adverse verdicts in 1995.

Conrail's operating ratio was 81.7% for the first nine months of 1995, compared with 87.2% for the first nine months of 1994. Without the $84 million one-time charge for the early retirement program, the operating ratio for the first nine months of 1994 would have been 84.1%.

Other income, net increased $10 million, or 12.7%, primarily due to the $8 million gain from a property sale completed during the second quarter of 1995.

The Company's effective income tax rate for the first nine months of 1995 was 33.8% compared with 39.0% for the same period of 1994. The decrease is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate which was enacted during the second quarter of 1995(see Note 2 to the Condensed Consolidated Financial Statements).



Liquidity and Capital Resources
-------------------------------

The Company's cash and cash equivalents increased $38 million in the first nine months of 1995, from $43 million at December 31, 1994 to $81 million at September 30, 1995. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation ("CRC"), and borrowings are the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first nine months of 1995, operating activities provided cash of $515 million and net proceeds from short-term borrowings and long-term debt provided $72 million. The principal uses of cash were for property and equipment acquisitions, $327 million; net payments for capital lease buyouts, $26 million; repurchases of common stock, $52 million; and cash dividends on common and preferred stock, $115 million.

A working capital (current assets less current liabilities) deficiency of $51 million existed at September 30, 1995 as compared with a deficiency of $76 million at December 31, 1994. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

During the first nine months of 1995, CRC issued $89 million of commercial paper and repaid $52 million. At September 30, 1995, $249 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

During September 1995, CRC borrowed $25 million under its uncollateralized bank credit agreement at an interest rate of 6.0%, which was repaid in October 1995.

In July 1994, the Board of Directors authorized a fourth common stock repurchase program of up to $100 million. During the first nine months of 1995, the Company acquired 923,806 shares for $52 million, bringing the total acquired under this program through September 30, 1995 to 1,099,306 shares at a cost of approximately $61 million. At September 30, 1995, approximately $39 million remained from this program. In April 1995, the Board of Directors approved an additional $250 million multi-year stock repurchase program.

In response to lower than expected traffic and revenues, the Company reduced its planned capital expenditures for 1995 from $550 million to $500 million.


Other Matters
-------------

On September 20, 1995, the Board of Directors adopted amendments to the By-laws of the Corporation to require advance written notice (a "Shareholder's Notice") of (1) any business or proposal to be brought by any shareholder of the Corporation at an annual meeting of shareholders (which notice must contain certain specified information relating to any such business or proposal and any such shareholder) and (2) any shareholder's intention to nominate a director at a shareholder meeting (which notice must contain certain specified information relating to any such shareholder and any such nominee). The requirements set forth in the By-laws are in addition to all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters described above. A copy of the Amended and Restated By-laws of the Corporation is included as Exhibit 3.1 to this report. To receive a copy of the Amended and Restated By-laws, please contact the Office of the Corporate Secretary, 22-C Two Commerce Square, 2001 Market Street, Philadelphia, PA 19101-1422.

Pursuant to the By-laws, with respect to the 1996 Annual Meeting currently scheduled for May 15, 1996, a Shareholder's Notice must be delivered to or mailed to, postage prepaid, and received at the principal executive offices of the Corporation no later than February 17, 1996 and no earlier than January 18, 1996. A Shareholder's Notice should be addressed to the Secretary of the Corporation at the address set forth above.

                      PART II.   OTHER INFORMATION

                              CONRAIL INC.


 Item 2. Changes in Securities.
         ---------------------

On September 20, 1995, the Company amended its Rights Agreement to, among other things, extend its term and increase the Purchase Price (as defined in the Rights Agreement) for a share of its common stock from $105 to $205. In addition, the Rights Agreement was amended to provide for the declaration of a dividend of one Right for each share of Series A ESOP Convertible Junior Preferred Stock, without par value, which dividend was payable on October 2, 1995, and to subject the redemption of the Rights, amendment of the Rights Agreement and other matters to the approval of Continuing Directors (as defined in the Rights Agreement).


 Item 6. Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              3.1    Amended and Restated By-laws of the Registrant.

              4.1 Amendment to Rights Agreement of the Registrant dated as of September 20, 1995, filed as Exhibit 3.4(i)(i) to the Registrant's Form 8-B/A dated as of September 25, 1995 and incorporated herein by reference.

             10.1    Form of Severance Agreement.


             11      Statement of earnings per share
                     computations.

             12 Computations of the ratio of earnings to fixed charges.

             15      Letter re unaudited interim financial
                     information from Price Waterhouse LLP.

             27      Financial data schedule.


         (b) Reports on Form 8-K

             None
                                 14

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


                                        CONRAIL INC.
                                        Registrant




                                        /S/ Bruce B. Wilson
                                        -------------------------------
                                        Bruce B. Wilson
                                        Senior Vice President - Law



                                        /S/ H. W. Brown
                                        -------------------------------
                                        H. W. Brown
                                        Senior Vice President -
                                        Finance and Administration
                                        (Principal Financial Officer)



Date:   November 9, 1995

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
-------

   3.1    Amended and Restated By-laws of the Registrant.


  10.1    Form of Severance Agreement.


  11      Statement of earnings per share
          computations.


  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.



Exhibit 4.1 is incorporated by reference.