Form 10-K
period 1995-12-31
CONRAIL INC
filed 1996-03-26
CIK 897732

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
(Mark One)
  [X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------

                                    OR
  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For Transition Period from _________________ to ____________________

Commission File No. 1-12184
                               CONRAIL INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                23 2728514
----------------------------           ---------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

 2001 Market Street, Two Commerce Square
 Philadelphia, Pennsylvania                                  19101-1417
----------------------------------------------              ------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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
Yes   X    No
     ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 1, 1996): $5,873,037,422

Shares of Common Stock outstanding (as of March 1, 1996):  81,983,135

DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for Annual Meeting of Shareholders to be held on May 15, 1996 - Part III

                            TABLE OF CONTENTS
                            -----------------


         Item                                                      Page
         ----                                                      ----

Part I     1.  Business......................................       1
           2.  Properties....................................       1
           3.  Legal Proceedings.............................      14
           4.  Submission of Matters to a Vote of Security
                  Holders....................................      20
               Executive Officers of the Registrant...........     20


Part II    5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................     25
           6.  Selected Financial Data........................     25
           7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................     28
           8.  Financial Statements and Supplementary Data....     37
           9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......     60


Part III  10.  Directors and Executive Officers of the
                  Registrant..................................     60
          11.  Executive Compensation.........................     60
          12.  Security Ownership of Certain Beneficial
                  Owners and Management.......................     60
          13.  Certain Relationships and Related Transactions.     60


Part IV   14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.........................     61

Power of Attorney.............................................     66
Signatures....................................................     66

Exhibit Index.................................................     68

                                  PART I

Item 1.   Business.
------    --------
       and
Item 2.   Properties.
------    ----------

     GENERAL. Conrail Inc. was incorporated in Pennsylvania on February 12, 1993 and on July 1, 1993 became the holding company of Consolidated Rail Corporation. Consolidated Rail Corporation is Conrail Inc.'s only significant subsidiary and primary asset. Conrail Inc.'s common stock is listed on the New York and Philadelphia Stock Exchanges.

     Consolidated Rail Corporation is a Pennsylvania corporation incorporated on February 10, 1976 to acquire, pursuant to the Regional Rail Reorganization Act of 1973, the rail properties of many of the railroads in the northeast and midwest region of the United States which had gone bankrupt during the early 1970's, the largest of which was the Penn Central Transportation Company ("Penn Central").

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

     Conrail serves a heavily industrial region that is marked by dense population centers which constitute a substantial market for consumer durable and non-durable goods, and a market for raw materials used in manufacturing and by electric utilities. Conrail's traffic levels and, as a result, its financial performance are substantially affected by its ability to compete with trucks and other railroads, the economic strength of the industries and metropolitan areas that produce and consume the freight Conrail hauls and the traffic generated by Conrail's connecting railroads. Conrail remains dependent on non-bulk traffic, which tends to generate higher revenues than bulk commodities, but also involves higher costs and is more vulnerable to truck competition.

      THE SERVICE GROUP SYSTEM. Beginning in 1994, Conrail's Marketing and Sales Department and related segments of its Operating Department were organized into four service groups: CORE Service, Intermodal Service, Unit Train Service and Automotive Service. Petrochemicals and waste products, food and agriculture products, forest and manufactured products, and metals are handled by the CORE Service Group. The Intermodal Service Group handles intermodal trailers and containers. The Unit Train Service Group handles coal and ore traffic. The Automotive Service Group handles automotive parts and finished vehicles. Each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers.

     Revenues for the Service Groups for 1991 through 1995, together with total annual traffic volumes, are set forth in the following tables.

               SERVICE GROUPS - REVENUES ($ in Millions)

                                        Years ended December 31,
                                   --------------------------------------
                                     1995    1994    1993    1992    1991
                                   ------  ------  ------  ------  ------
[S]                              [C]      [C]      [C]     [C]     [C]
   CORE Service Group(1)
      Revenues(2)                  $1,557  $1,587  $1,514  $1,468  $1,451
      Percent of total              44.5%   44.5%   45.9%   46.0%   46.7%

   Intermodal Service Group
      Revenues(2)                     701     742     647     597     575
      Percent of total              20.0%   20.8%   19.6%   18.7%   18.5%

   Unit Train Service Group
      Revenues(2)                     659     631     583     673     664
      Percent of total              18.8%   17.7%   17.7%   21.1%   21.3%

   Automotive Service Group
      Revenues(2)                     549     558     505     443     419
      Percent of total              15.7%   15.7%   15.3%   13.9%   13.5%

   Total Unassigned Revenue(2)         36      46      48      10       0
                                     1.0%    1.3%    1.5%    0.3%    0.0%

   Total line haul revenue         $3,502  $3,564  $3,297  $3,191  $3,109
   Miscellaneous revenue(3)           184     169     156     154     143
                                    -----   -----   -----   -----   -----
   Total freight revenue           $3,686  $3,733  $3,453  $3,345  $3,252


   _________________________
    (1) Petrochemicals and
          Minerals                 $  584  $  603  $  565  $  541  $  538
        Food and Agriculture          353     361     351     347     335
        Forest and Mfg. Products      329     326     308     315     311
        Metals                        291     297     290     265     267
                                    -----   -----   -----   -----   -----
          Total CORE Srv. Grp.     $1,557  $1,587  $1,514  $1,468  $1,451

    (2) Revenues for the years 1991 through 1994 have been reclassified to exclude unassigned revenue from Service Group totals to provide more accurate comparisons to the current period.

    (3) Includes switching, demurrage and other miscellaneous revenues.

                     SERVICE GROUPS - VOLUME IN UNITS
           (FREIGHT CARS AND INTERMODAL TRAILERS AND CONTAINERS)
                              (In Thousands)

                                      Years ended December 31,
                                  1995     1994     1993     1992     1991
                                 -----    -----    -----    -----    -----
[S]                              [C]      [C]      [C]      [C]      [C]
  CORE Service Group (1)         1,254    1,321    1,302    1,213    1,179

  Intermodal Service Group       1,473    1,589    1,355    1,220    1,108

  Unit Train Service Group         862      912      878      964    1,003

  Automotive Service Group         399      396      360      319      289
                                 -----    -----    -----    -----    -----
  Total Volume                   3,988    4,218    3,895    3,716    3,579
                                 =====    =====    =====    =====    =====
  __________________________
  (1) Petrochemicals and
         Minerals                  358      376      374      360      350
      Food and Agriculture         265      289      295      284      272
      Forest and Mfg. Products     306      318      309      290      289
      Metals                       325      338      324      279      268
                                 -----    -----    -----    -----    -----
        Total CORE Srv. Grp.     1,254    1,321    1,302    1,213    1,179
                                 =====    =====    =====    =====    =====

     CORE Service Group.
     -------------------
     In 1995, revenues and volume for this service group declined 1.9% and 5.1%, respectively, from 1994. All lines of business comprising the CORE Service Group experienced a greater decline in units than in revenue, as the result of initiatives in the second half of 1994 designed to selectively rationalize lower margin business and increase prices.

     PETROCHEMICALS AND MINERALS: This commodity group consists of a wide variety of commodities, including agricultural and organic chemicals, plastic pellets, soda ash, construction minerals, petroleum products and waste. The majority of traffic is joint-line and the primary flows are between Louisiana and Texas, (as originating sources), and Delaware, New Jersey, and Pennsylvania (as destination points). This commodity group's customer base and origin/destination pair mix are both large and diverse, with none occupying a dominant position in terms of Conrail's traffic volume or revenues. Conrail's traffic in this commodity group increased in 1992 and 1993, leveled off in 1994, and declined slightly in 1995, with revenue and volume down 3.1% and 4.6%, respectively. Revenues from petroleum and plastics products, which accounted for one-fourth of this group's volume in 1995, declined approximately 6% as the result of lower demand for plastics.

     The largest component of this business is chemical traffic, accounting for approximately 47% of the revenue and 42% of the volume in 1995. This traffic includes chlorine, smaller volumes of other hazardous chemicals and non-hazardous substances which, if spilled or released into the atmosphere, could be dangerous and could result in significant liability to Conrail. Under catastrophic circumstances, such liability could exceed Conrail's $300 million in insurance coverage for such accidents. It is impossible to eliminate the risk of such liability; however, Conrail has not experienced any significant liability as a result of an accident involving chlorine or any other such substance. Furthermore, Conrail has safety procedures designed to prevent the occurrence of such accidents, or limit their impact should they occur, and works in concert with chemical manufacturers to reduce the risks in transporting these commodities, subscribing to the policies and procedures defined under Responsible Care partnerships. Several incidents in 1995, including derailments and the December 22 collision involving Conrail trains at Effingham, Illinois, involved hazardous substances. The recovery procedures were safely executed and potential liability from the hazardous substances was mitigated.

     Increasing regulation by federal, state and local governments of the transportation and handling of hazardous and non-hazardous substances and waste has increased the administrative burden and costs of transporting certain commodities in this group.

     FOOD AND AGRICULTURE: This commodity group includes fresh and processed food products moving primarily in boxcars, and grain and grain products moving in covered hopper and tank cars. Conrail's revenue for this group increased in 1994, but declined in 1995, with food and agriculture revenue and units down 2.1% and 8.2%, respectively. The decline in volume occurred in both the food products and agriculture areas as the result of price increases targeted at low margin business. In addition, the large 1994 eastern grain harvest decreased demand for midwest feed grain shipments into Conrail's eastern service territory in 1995.

     FOREST AND MANUFACTURED PRODUCTS: This commodity group includes paper and wood products moving in boxcars, certain lumber and related products moving on flatcars and general manufactured commodities moving in boxcars. These commodities generated $329 million in revenue in 1995. A volume decline of 3.9% was offset by price increases, which yielded a slight revenue increase of less than 1%. Price increases targeted at low-margin general manufactured products business was primarily responsible for the decline in volume.

     METALS: This commodity group includes scrap ferrous products and semi-finished, finished and sheet steel. In 1994, this group had substantial increases in units and revenue, as the result of market share gains from trucks and higher levels of steel production reflecting increases in North American vehicle production. In 1995, revenue and units declined 2% and 4%, respectively, compared to 1994, primarily as the result of increased truck competition and selective price increases on lower margin business.

     Intermodal Service Group.
     -------------------------
     Conrail continues to be one of the rail industry's leaders in handling intermodal traffic, although volume and revenue declined 7.3% and 5.5%, respectively, in 1995 from 1994's record levels. Conrail handled nearly
1.5 million units of intermodal traffic in 1995.

     Conrail's intermodal traffic consists of three segments. The first segment is Conrail's parcel/package traffic, which principally involves shipments for the U.S. Postal Service, United Parcel Service and less-than-truck-load companies. The U.S. Postal Service contracts for over 1,000 origin-destination points were rebid successfully for two years in 1995.

     The second segment is domestic traffic, which includes a variety of commodities and customers. Traffic in this segment declined approximately 8.5% in 1995, primarily due to reduced traffic from intermodal marketing companies (or third party freight consolidators and brokers), reflecting slower economic growth in the Northeast and increased price competition from trucks. Traffic from major truckload companies continued to increase, as did traffic from Triple Crown Services Company, which is jointly owned by Conrail and Norfolk Southern Corporation.

     International container traffic constitutes the third segment of Conrail's intermodal traffic. International container traffic chiefly involves goods produced in the Pacific Basin and shipped by rail from west coast ports to east coast markets. Conrail and its western railroad connections are able to participate in this traffic because they have established superior transit times compared with the all-water route through the Panama Canal. Conrail also participates in traffic moving through Atlantic ports for import and export trade with European and Mediterranean markets. Revenue from Conrail's international intermodal traffic decreased slightly (less than 1%) from 1994.

     In 1995, Conrail completed its project to raise clearances through Ohio, Pennsylvania and New Jersey, including those on Conrail's route from Harrisburg, PA to Hagerstown, MD where Conrail connects with the Norfolk Southern Corporation. The completion of this project will enable Conrail to provide more efficient double-stack service in these corridors.

     Unit Train Service Group.
     -------------------------
     In 1995, revenues for this service group increased by approximately 4.4%, despite a 5.4% decrease in traffic volume. This was primarily as the result of a greater than 10% increase in revenue per unit, due to the elimination of a large, but low revenue, short-haul coal move.

     Utility coal traffic, which makes up the majority of Conrail's coal business, decreased 12.4% with a 3.7% decline in revenue in 1995. This decline in volume reflects a very mild winter, which reduced coal consumption by utilities. In addition, utilities began to maintain lower than usual stock piles in 1995, as they attempted to reduce costs in response to deregulation of their industry. Utility coal moves from mines located on and off Conrail's system to electric utilities located on Conrail. Annual traffic volumes fluctuate with the inventory practices of the electric utilities, their use of alternative sources of energy and the weather. The utilities in Conrail's service territory increased their use of nuclear fuel in 1995 over 1994, but such use did not reach the near capacity levels of 1993.

     The federal acid rain legislation enacted in October 1990, which requires electric utilities to significantly limit sulfur dioxide emissions from their generating plants by burning lower sulfur coal or installing emissions control devices, has reduced demand for the higher sulfur coal from mines on Conrail's system, particularly in central Pennsylvania.
Phase one of the regulations was effective January 1, 1995. As the result of declining demand, in December 1994, Conrail sold its lines serving coal mines in central Pennsylvania. However, the decline in the volume of coal from mines located in central Pennsylvania is being offset, in part, by an increase in Conrail's handling of lower sulfur coal from sources on Conrail-owned lines on the former Monongahela Railway Company and in southern West Virginia.

     Export, industrial/cogeneration and metallurgical coal represent the three remaining segments of Conrail's coal traffic, with export coal volumes being one-third greater than industrial/cogeneration volumes and more than twice as great as metallurgical coal volumes.

     Export coal traffic volume increased 58% in 1995, after having increased 28% in 1994. Revenue in 1995 increased approximately 64%. In 1993 and 1992, this traffic had declined significantly from the record levels of 1991. The increase in 1995 resulted from the increased competitiveness on the world market of the low-cost, high BTU, mid-sulfur coal produced by mines served by Conrail's Monongahela lines.

     Conrail's traffic volume and revenue for industrial/cogeneration coal increased 12% in 1995, primarily as the result of the initiation of service to two new cogeneration facilities. These facilities may be among the last congeneration facilities opened on Conrail, as deregulation of the utility industry has eliminated the utilities' economic incentives to support them.

     Conrail's traffic volume and revenue from metallurgical coal continues to decline, having decreased 8.6% in 1995 after a decline of 10% in 1994. Revenue in 1995 was down approximately 13.4%. Except for a slight increase in 1993, this business has declined in each year since 1989, as the domestic steel industry continues to eliminate inefficient production capacity and as competition for the industry's remaining transportation requirements increases.

     Conrail serves directly, or via short line switching carriers, many of the nation's largest active integrated steel production facilities. Although a significant portion of the active domestic steel industry is along the Cleveland-Chicago corridor on Conrail's system, the traditional domestic steel industry (using integrated steel production facilities) continues to eliminate inefficient production capacity, which in past years has adversely affected the volume of raw materials for steel production handled by Conrail, and could continue to do so. In late 1995, Bethlehem Steel, one of Conrail's largest customers, closed its steel producing facility at Bethlehem, Pennsylvania. This, along with similar trends in the industry, reduced coke and iron ore volume by approximately 17%, with a corresponding 15% reduction in revenue, from 1994. Volume in this segment is expected to continue to decline in 1996.


     Automotive Service Group.
     -------------------------
     In 1995, Conrail's automotive parts and finished vehicles traffic suffered from the weak domestic economy and the 3% decrease in North American vehicle production from 1994. Despite this decrease in domestic production, finished vehicles volume increased 3%, while automotive parts volume decreased 2%. Finished vehicles revenue increased 1%, with auto parts revenue decreasing 5%. As a whole, 1995 volume for this group increased approximately 1%; however, revenues were down 1.6%. In terms of revenues, General Motors, Ford and Chrysler were among Conrail's five largest customers in 1995.

     This commodity group, especially the automotive parts segment, is subject to vigorous truck competition. Nevertheless, Conrail was able to increase its automotive parts market share by offering new products and logistics services designed to compete with short-haul trucks. Conrail's vehicles traffic is subject to significant competition from other railroads.

     During 1995, Conrail's automotive parts and finished vehicles traffic continued to be favorably affected by the strength of the yen against the U.S. dollar, which created incentives for foreign-based domestic manufacturers to shift additional production to the United States and to export domestically produced vehicles. Also in 1995, this group experienced an increase in automotive parts and vehicle traffic to and from Mexico as a result of the North American Free Trade Agreement.

     CERTAIN STATISTICS. The following tables provide various measurements relating to Conrail's rail operations from 1991 through 1995:

                                                PRODUCTIVITY DATA
                                             Years ended December 31,
                                      ---------------------------------------
                                        1995    1994    1993    1992     1991
                                      ------  ------  ------  ------  -------
[S]                                   [C]     [C]     [C]     [C]     [C]
Operating ratio (1).................   87.6%   83.8%   82.9%   84.0%   108.0%
Compensation and benefits ratio.....   33.9%   33.7%   35.6%   37.0%    37.9%
Employees (average).................  23,510  24,833  25,406  25,380   25,852
Gross ton miles per freight employee
   hour worked (2)(3)...............   4,352   4,135   3,805   3,746    3,717
Gross ton miles per freight train
   hour (thousands) (2)(3)..........   118.7   113.0   119.0   122.1    120.0
Gross ton miles per locomotive in
  service (millions) (2)(3).........   110.1   104.8   102.4   107.1    107.6
Gross ton miles per gallon of
fuel (2)                                 774     749     745     770      776

 (1) The 1995 operating ratio (operating expenses as a percent of revenues) includes the effect of a one-time $285 million charge for an asset disposition program. Without this charge, Conrail's operating ratio would have been 79.9%. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to the Consolidated Financial Statements elsewhere in this Annual Report. Without the $51 million special charge in 1994, Conrail's operating ratio would have been 81.5%. See Note 9 to the Consolidated Financial Statements elsewhere in this Annual Report. Without the $719 million special charge in 1991, Conrail's operating ratio would have been 85.9%. See Note 5 to the Selected Financial Data elsewhere in this Annual Report.

(2)  Excluding subsidiaries, except Consolidated Rail Corporation.

(3)  Locomotive weight not included.

                                                QUALITY OF SERVICE DATA(1)
                                                Years ended December 31,
                                             --------------------------------
                                             1995   1994   1993   1992   1991
                                             ----   ----   ----   ----   ----
[S]                                          [C]    [C]    [C]    [C]    [C]
Miles of track under slow order.......         43     49     62     73     90
Locomotive out of service ratio.......       9.1%   8.7%   8.3%   8.8%   7.8%
Freight cars requiring heavy repairs..       5.6%   4.9%   4.7%   4.0%   2.9%
Reportable train accidents (2)........        141    160    155    148    183
Cost of loss and damage incidents
   as a percent of revenue............       .47%   .48%   .39%   .39%   .39%

(1)  Excluding subsidiaries, except Consolidated Rail Corporation.

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

     An important influence on Conrail's competitive position is regulation by the Federal government. Prior to 1980, regulation significantly inhibited the ability of railroads to respond to changing transportation markets. The Staggers Rail Act of 1980 ("Staggers Act") substantially reduced the restrictions of regulation. In particular, railroads were given more opportunity to reduce costs and more freedom to adjust prices, which enabled them to compete more effectively and to adjust prices quickly to reflect competitive circumstances. Under the Staggers Act, the former Interstate Commerce Commission ("ICC") deregulated a significant amount of railroad traffic, including intermodal and most boxcar traffic, finished vehicles and miscellaneous commodities moving in other types of equipment.

     The Staggers Act further enhanced railroads' competitive options by permitting the use of railroad-shipper contracts for traffic still regulated, under which the parties can set the price, service standards and term for a special transportation movement. These contracts generally provide for prices lower than tariff rates and many do not guarantee that any given amount of freight will be shipped during their term. As of December 31, 1995, Conrail was a party to 3,826 such contracts for regulated traffic, which Conrail estimates accounted for 36% of its line-haul revenues in 1995. Although some contracts have a term longer than one year, most contracts are for one year or less. The majority of Conrail's multi-year contracts are subject to cost-related adjustments that provide for flat percentage increases. The cost-based provisions in certain of these contracts are tied to indices formerly under the jurisdiction of the ICC. Action to adjust these indices for productivity gains by the railroads has had an adverse impact on Conrail's ability to recover costs under such contracts, which accounted for less than 3% of Conrail's line haul revenues in 1995.

     Effective January 1, 1996, pursuant to the ICC Termination Act of 1995, the authority of the ICC to regulate railroads was transferred to the Department of Transportation ("DOT") to be administered by the Surface Transportation Board. The prior regulatory scheme remains substantially intact, with the following significant changes: (1) access to freight railroad tracks by rail operators (both freight and passenger) operating on behalf of local governmental authorities has been eased; (2) some types of abandonments may take appreciably longer; (3) tariffs and most contracts will no longer be filed (other mechanisms are required for advising customers of rates and rate changes); (4) minimum rate levels will no longer be regulated; and (5) DOT will not regulate railroad issuances of securities or assumptions of debt. Other changes will require development of new regulations and/or of a body of precedent before their impact can be fully assessed.

     PROPERTY. Conrail directly holds no real property. The only significant property holdings are those of Consolidated Rail Corporation.

     As of December 31, 1995, Consolidated Rail Corporation (excluding its subsidiaries) maintained 17,715 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 10,701 mile route system. Of total route miles, 8,860 are owned, 100 are leased or operated under contract and 1,741 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1995, virtually all track over which at least 10 million gross tons moved annually (6,274 track miles) was heavy-weight rail of at least 127 pounds per yard, and 100% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1995, Conrail had 9,493 miles of continuous welded rail on track it maintained.

     As of December 31, 1995, all of the 4,972 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 58% had a maximum operating speed of at least 60 MPH. As of December 31, 1995, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1995, 7,656 miles of track were controlled by automatic signal systems.

     Conrail is engaged in an ongoing process to identify certain under-utilized rail lines and other underperforming assets to avoid future capital costs and to improve its return on assets. Conrail recorded a $285 million charge in 1995 to cover the expected losses upon disposition of approximately 1,800 miles of lines and other assets not required to support Conrail's service. See Note 2 to the Consolidated Financial Statements elsewhere in this Annual Report. Previously, the expected losses upon disposition of similar assets were included in the 1991 special charge.
See Note 5 to the Selected Financial Data included elsewhere in this Annual Report.

     The following table indicates the number of locomotives and freight cars owned (or subject to capitalized leases) and includes 21,948 freight cars used by Conrail under operating leases. These total figures are as of December 31, 1995, and include stored or surplus units, but exclude subsidiaries other than Consolidated Rail Corporation, which have an immaterial number of locomotives and freight cars:

                    LOCOMOTIVES AND FREIGHT CARS

                                                Number of Units
                                              Total       Stored(1)
                                             ------       ------
     LOCOMOTIVES........................      2,023           41
                                              -----           --
       Road.............................      1,815            5
       Switching........................        208           36


                                              Total      Surplus(2)
                                             ------      -------
     FREIGHT CARS.......................     51,404        4,393
                                             ------        -----
       Box..............................      8,299        1,332
       Covered Hopper...................      4,410            0
       Open Hopper......................     12,409        2,405
       Gondola..........................      7,093          168
       Coil Steel.......................     11,725           75
       Multi-Level......................      5,874          169
       Flat and Other...................      1,594          244
-----------
(1) Serviceable locomotives not required for current operations on December 31, 1995.

(2) Freight cars which did not move during the seven days immediately preceding December 31, 1995 and which were available for loading. The number of surplus freight cars during 1995 fluctuated due to variations in traffic and fleet adjustments.

     On December 31, 1995, the average age of Conrail's road locomotives, not including stored-serviceable units, was 14.8 years (or 10.5 years defining "road locomotive" as those with 3,000 horsepower and above). The average age of the total locomotive fleet was 15.2 years, and the average age of the total freight car fleet was 22.1 years.

     CAPITAL EXPENDITURES. The following tables provide information concerning capital expenditures from 1991 through 1995:

                           CAPITAL EXPENDITURES
                               (In Millions)

                                        Years ended December 31,
                                 ------------------------------------
                                 1995    1994    1993    1992    1991
                                 ----    ----    ----    ----    ----
[S]                              [C]     [C]     [C]     [C]     [C]
Track rehabilitation......       $206    $221    $207    $275    $186
Rolling stock and
transportation equipment..        170     139     314      57     127
Other(1)..................        118     148     129     159      85
                                  ---     ---     ---     ---     ---
Total.....................       $494    $508    $650    $491    $398

Subsidiaries of
Consolidated Rail
Corporation (included in
Total)....................       $  4    $  3    $  3    $ 12    $ 12


(1) Includes communications and signals, bridges and tunnels, computers and telecommunications, and other improvements.


                           TRACK REHABILITATION

                                      Years ended December 31,
                             -------------------------------------
                              1995    1994    1993    1992    1991
                             -----   -----   -----   -----   -----
[S]                          [C]     [C]     [C]     [C]     [C]
Track miles surfaced......   3,162   2,749   3,154   3,671   3,247
Track miles of rail laid..     255     207     201     312      78
Ties installed (millions).     1.1     1.1     1.0     1.4     1.2

     EMPLOYEES AND LABOR. Including subsidiaries, Conrail's average number of employees for 1995 was 23,510. Consolidated Rail Corporation (excluding subsidiaries) averaged 22,631 employees in 1995, 86% of whom are represented by a total of 14 labor organizations and are covered by 22 separate collective bargaining agreements.

     Conrail is currently engaged in collective bargaining with the labor organizations representing its union employees, which commenced on November 1, 1994. During 1995, CRC reached an agreement with approximately 300 of its employees represented by the Fraternal Order of Police. In addition, a tentative agreement was reached with approximately 4,000 of its employees represented by the United Transportation Union through negotiations carried on by the National Carriers' Committee, of which CRC is a member. The outcome of these various efforts cannot be predicted at this time. If the parties are unable to reach agreement through direct negotiation, either party may invoke the mediation services of the National Mediation Board;

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

     GOVERNMENT REGULATION. Conrail is subject to environmental, safety, and other regulations generally applicable to all businesses, and its rail operations are also regulated by the DOT, the Federal Railroad
Administration ("FRA"), state Departments of Transportation and some state and local regulatory agencies.

     The DOT has jurisdiction over, among other things, rates charged for certain traffic movements, service levels and freight car rents. It also has jurisdiction over the situations and terms under which one railroad may gain access to another railroad's traffic or facilities, extension or abandonment of rail lines, consolidation, merger, or acquisition of control of rail common carriers and of other carriers by rail common carriers, and labor protection provisions in connection with the foregoing.

     Under the Staggers Act, federal regulation of rates and services was reduced. The regulatory scheme, now administered by the Surface

Transportation Board, continues the ICC's prior deregulation of rates for intermodal traffic, most boxcar traffic and a series of miscellaneous commodities, including steel and automobiles. In addition, railroads are free to negotiate contracts with shippers setting rates, service standards and the terms for movements of other kinds of traffic. As a result, railroads have greater flexibility in adjusting rates and services to meet revenue needs and competitive conditions. For further discussion of the abolition of the ICC and the effect of the transfer of its regulatory authority to DOT, see "Competition."

     The FRA has jurisdiction over safety and railroad equipment standards.

     Conrail's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), Consolidated Rail Corporation is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste which has resulted in additional administrative and operating costs. Also, the United States Environmental Protection Agency had been required to issue regulations applicable to new locomotive emissions during 1995. Its failure to do so is currently the subject of litigation, and Conrail anticipates that the regulations will be promulgated in 1997. Locomotive engines (other than those defined as new
or remanufactured) may be regulated by the states.   Additional investments
will likely be required to bring other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the legislation is adopted. Except as it relates to the 1991 special charge (see Item 6 - "Selected Financial Data" and Note 5 thereto included elsewhere in this Annual Report), compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on Conrail's capital expenditures, earnings or competitive condition. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,"
Note 5 to Selected Financial Data and Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

Item 3.  Legal Proceedings.
------   -----------------
References to Conrail in "Item 3. Legal Proceedings" shall denote
Consolidated Rail Corporation unless otherwise expressly noted.

     OCCUPATIONAL DISEASE LITIGATION. Conrail has been named as a defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; (3) repetitive motion injury in connection with railroad employment; and (4) personal injury or death caused by exposure to deleterious substances (mixed dusts, fumes, chemicals, etc.) As of December 31, 1995, Conrail was a defendant in 484 pending asbestosis suits, 659 pending hearing loss suits, 118 pending repetitive motion injury suits and 442 pending deleterious substance suits, and had notice of 1,408 potential asbestosis claims, 4,575 potential hearing loss claims, 3,044 potential repetitive motion injury claims and 45 deleterious substance claims.

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

     In January 1991, the ICC commenced a proceeding at the request of a shippers' organization to clarify the legal effect of Conrail's (and other railroads') withdrawal from the RCAF master tariff, including the shippers' assertion that railroads thereby lose protection from challenge for rates previously adjusted under these procedures. In April 1991, Conrail individually opposed and participated in the rail industry's opposition to the petition. The ICC has taken no action on the matter since that time, and the matter has been transferred to the Surface Transportation Board of DOT.

     ENGELHART V. CONRAIL. In connection with the Special Voluntary Retirement Program offered to certain employees in late 1989 and early 1990, Conrail used surplus funds in its overfunded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Conrail employees brought suit in the U.S. District Court for the Eastern District of Pennsylvania challenging the use of surplus

Plan funds (i) to pay administrative Plan expenses previously paid by Conrail, (ii) to fund the Special Voluntary Retirement Program, and (iii) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August 1993, the federal district court granted Conrail's Motion to Dismiss the majority of counts in the complaint, but declined to dismiss the issue of Conrail's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $34 million as of December 31, 1995. Cross Motions for
Summary Judgment on the remaining issues are pending.   Conrail continues
to believe that the use of surplus Plan assets for this purpose is lawful and proper. Conrail uses surplus Plan assets in a similar manner in connection with subsequent early retirement programs.

     ENVIRONMENTAL LITIGATION. Conrail is subject to various federal, state and local laws and regulations regarding environmental matters. In certain instances, Conrail has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1995, Conrail had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 130 locations throughout the country. However, Conrail, through its own investigations and assessments, believes it may have some potential responsibility at only 56 of these sites. The amounts Conrail has accrued with respect to the proceedings listed below are included in its $64 million accrual for estimated future environmental expenses. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

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

     In a related action, Conrail sought a declaration against the Reading Company similar to that granted with respect to Penn Central, as well as a declaration that Conrail is entitled to indemnification from SEPTA and/or the federal government for environmental liability resulting from its statutorily mandated provision of commuter rail service. In April 1995, the Special Court issued a similar declaration against the Reading Company as granted with respect to Penn Central, but refused to determine whether Conrail is entitled to such indemnification from SEPTA. The court rejected Conrail arguments that controlling federal statutes mandated indemnification of Conrail for environmental liability in connection with commuter rail service provided pursuant to such statutes. Immediately prior to trial scheduled for January 1996, Conrail and Reading reached a settlement of this matter. Conrail continues to assert its right to indemnification against SEPTA, and trial with respect to that issue is expected to commence in late 1996.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS").
As of December 31, 1995, the cost of the RI/FS and of the interim cleanup measures performed by the three defendants is approximately $9 million. Those costs have been shared equally among the three defendants but are subject to reallocation. All work done to date has been performed subject to a denial of liability and without waiving any defense to the governmental claim for cleanup costs or other relief. Negotiations with EPA continue.

     UNITED STATES V. CONRAIL. The EPA has listed Conrail's Elkhart Yard in Indiana on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, the EPA filed a civil action against Conrail in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, the EPA seeks a declaratory judgment against Conrail for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. Conrail believes it is not the sole source and may not be a contributing source to the contamination alleged by the EPA. Conrail filed a third-party action joining Penn Central as a defendant, to which Penn Central responded by filing a declaratory judgment action in Special Court. As a result of the Special Court decision in August 1994, Conrail and Penn Central have negotiated an interim cost-sharing arrangement for costs in implementing the EPA's 1992 interim Record of Decision, which is substantially complete. (See previous discussion regarding the Special Court under "United States v. SEPTA, et al"). On May 15, 1995, EPA issued an Administrative Order that required the parties to install a public water supply system for up to an additional 700 to 1,000 homes. On June 14, 1995, Conrail and Penn Central agreed that each company would comply with the Order. The cost for providing public water to the remaining residences is estimated to be between $4 and $6 million, which Conrail expects will be apportioned between Penn Central and Conrail.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1995.



Executive Officers of the Registrant.
------------------------------------

     Conrail's officers are elected annually by the Board of Directors at its first meeting held after the meeting of shareholders at which directors are elected, and they hold office until their successors are elected.
There are no family relationships among the officers or directors, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1996, relating to the executive officers of Conrail and Consolidated Rail Corporation. An asterisk (*) indicates that such individual is an officer of Consolidated Rail Corporation only:

Name, Age, Present Position           Business Experience During Past 5 Years
----------------------------------    ----------------------------------------

David M. LeVan, 50, President         Present position since March 16,
  and Chief Executive Officer         1995.  Served as President and
                                      Chief Operating Officer between
                                      September 1994 and March 1995.
                                      Served as Executive Vice President
                                      between November 1993 and September
                                      1994.  Served as Senior Vice President -
                                      Operations between July 1992 and
                                      November 1993.  Served as Senior
                                      Vice President-Operating Systems
                                      and Strategy between November
                                      1991 and June 1992.  Served as
                                      Senior Vice President - Corporate
                                      Systems between November 1990 and
                                      November 1991.

Cynthia A. Archer, 42, Senior Vice    Present position since May 1995.
  President - Intermodal Service      Served as General Manager -
  Group                               Transportation and Customer
                                      Service of the Harrisburg
                                      Division between February 1994
                                      and May 1995.  Served as
                                      Assistant Vice President - Food
                                      and Agriculture between September
                                      1993 and January 1994.  Served as
                                      Director - Intermodal Business
                                      Development between September 1991
                                      and August 1993.

H. William Brown, 57, Senior          Present position since April
  Vice President - Finance            1992.  Served as Senior Vice
  and Administration                  President - Finance between April
                                      1986 and April 1992.

Ronald J. Conway, 52, Senior Vice     Present position since November
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

Timothy P. Dwyer, 46, Senior Vice     Present position since November
  President - Unit Train Service      1994. Served as Vice President -
  Group                               Unit Train Service Group between
                                      November 1993 and November 1994.
                                      Served as General Manager -
                                      Philadelphia Division between
                                      April 1992 and November 1993.
                                      Served as Assistant Vice
                                      President - Metals between 1989
                                      and April 1992.

Frank H. Nichols, 49, Senior          Present position since May 1995.
  Vice President - Organizational     Served as Vice President - Human
  Performance                         Resources between February 1993
                                      and May 1995.  Served as
                                      Assistant Vice President -
                                      Finance between November 1988 and
                                      February 1993.

John P. Sammon, 45, Senior Vice       Present position since November
  President - CORE Service Group      1994.  Served as Vice President -
                                      Intermodal between July 1994 and
                                      November 1994.  Served as
                                      Assistant Vice President-
                                      Intermodal between January 1988
                                      and July 1994.

George P. Turner, 54, Senior Vice     Present position since November
  President - Automotive Service      1994.  Served as Vice President -
  Group                               Automotive Service Group between
                                      November 1993 and November 1994.
                                      Served as Assistant Vice
                                      President - Automotive between
                                      April 1992 and November 1993.
                                      Served as Assistant Vice
                                      President - Petrochemicals and
                                      Minerals between March 1990 and
                                      April 1992.

Bruce B. Wilson, 60, Senior           Present position since April
  Vice President - Law                1987.

Lucy S.L. Amerman, 45, Vice           Present position since July 1994.
  President - Risk Management*        Served as Assistant Vice
                                      President - Claims and Litigation
                                      between April 1994 and July 1994.
                                      Served as General Counsel -
                                      Litigation between March 1990 and
                                      March 1994.

Dennis A. Arouca, 44, Vice            Present position since May 1994.
  President - Labor Relations*        Served as Partner in the law firm
                                      of Pepper Hamilton & Scheetz
                                      between February 1986 and May
                                      1994.

John T. Bielan, Jr., 48,              Present position since March
  Vice President - Continuous         1992.  Served as Assistant Vice
  Quality Improvement*                President - Automotive between
                                      April 1989 and March 1992.

Gerald T. Gates, 42, Vice             Present position since January
  President - Customer Support*       1996.  Served as Vice President -
                                      Transportation between November
                                      1994 and January 1996.  Served as
                                      Vice President - Mechanical
                                      between November 1993 and
                                      November 1994.  Served as
                                      Assistant Vice President -
                                      Operations Planning and
                                      Administration between July 1992
                                      and November 1993.  Served as
                                      General Manager - Indianapolis
                                      Division between September 1990
                                      and July 1992.

Hugh J. Kiley, 43, Vice President     Present position since January
  - Service Design & Planning*        1996.  Served as Assistant Vice
                                      President - Performance and
                                      Process Management between
                                      November 1994 and January 1996.
                                      Served as Assistant Vice
                                      President - Program Management
                                      between May 1994 and November
                                      1994.  Served as General Manager
                                      - National Customer Service
                                      Center between November 1990 and
                                      May 1994.

Craig R. MacQueen, 43, Vice           Present position since June 1995.
  President - Corporate               Served as Assistant Vice
  Communications*                     President - Public Affairs
                                      between September 1992 and June
                                      1995.  Served as Executive
                                      Director - Public Affairs between
                                      November 1990 and August 1992.

Donald W. Mattson, 53, Vice           Present position since April
  President - Controller              1994.  Served as Vice President -
                                      Treasurer between May 1993 and
                                      April 1994.  Served as Vice
                                      President - Controller between
                                      August 1988 and May 1993.

John A. McKelvey, 44, Vice            Present position since January
  President - Service Delivery*       1996.  Served as Vice President -
                                      Materials and Purchasing between
                                      April 1994 and January 1996.
                                      Served as Vice President -
                                      Controller between May 1993 and
                                      March 1994.  Served as Vice
                                      President - Treasurer between
                                      1988 and May 1993.

William B. Newman, Jr., 45,           Present position since 1981.
  Vice President and
  Washington Counsel*

Timothy T. O'Toole, 40, Vice          Present position since April
  President and Treasurer             1994.  Served as Vice President
                                      and General Counsel between May
                                      1989 and April 1994.

Lester M. Passa, 42, Vice             Present position since March
  President - Logistics and           1995.  Served as Assistant Vice
  Corporate Strategy*                 President - Strategic Planning
                                      between February 1993 and March
                                      1995.  Served as Director -
                                      Intermodal Planning between
                                      October 1991 and January 1993.

Albert M. Polinsky, 49, Vice          Present position since April
  President - Information Systems*    1994.  Served as Assistant Vice
                                      President - Program Management
                                      between December 1993 and March
                                      1994.  Served as Assistant Vice
                                      President - Marketing Services
                                      between April 1992 and December
                                      1993.  Served as Director -
                                      Information Services between
                                      March 1990 and April 1992.

Richard S. Pyson, 54, Vice            Present position since January
  President - Operations Services*    1996.  Served as Vice President -
                                      Engineering between November 1994
                                      and January 1996.  Served as Vice
                                      President between July 1994 and
                                      November 1994.  Served as Vice
                                      President - Transportation
                                      between April 1992 and July 1994.
                                      Served as Vice President -
                                      Engineering between March 1991
                                      and March 1992.

John M. Samuels, 52, Vice             Present position since January
  President - Operating Assets*       1996.  Served as Vice President -
                                      Mechanical between November 1994
                                      and January 1996.  Served as Vice
                                      President - Engineering between
                                      April 1992 and November 1994.
                                      Served as Vice President -
                                      Continuous Quality Improvement
                                      between April 1990 and March
                                      1992.

Allan Schimmel, 55, Corporate         Present position since November
Secretary                             1980.

                                  PART II

Item 5.   Market for Registrant's Common Equity
------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------

     Conrail's common stock is listed for trading on the New York Stock
Exchange and the Philadelphia Stock Exchange.   The number of holders of
record of Conrail common stock on March 1, 1996 was 20,083. For the high and low sales prices of Conrail's common stock on the New York Stock Exchange and the frequency and amount of cash dividends for 1995 and 1994, see Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Item 6.  Selected Financial Data.
------   -----------------------

     The selected consolidated financial data included in the following tables have been derived from Conrail's Consolidated Financial Statements. The consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and the consolidated balance sheets as of December 31, 1995 and 1994 appear elsewhere in this Annual Report and have been audited by the Company's independent accountants, as indicated in their reports thereon. For purposes of the following selected consolidated financial data, references to Conrail reflect the consolidated entities of Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods.

     The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report.

                                                   Years ended December 31,
                                        ---------------------------------------
                                          1995    1994    1993(3)  1992    1991
                                        ------  ------  ------   ------  ------
                                         (In Millions Except Per Share Amounts)

[S]                                     [C]     [C]     [C]      [C]     [C]
STATEMENT OF INCOME DATA:
Revenues.............................   $3,686  $3,733  $3,453   $3,345  $3,252
Operating expenses (before one-time
charges).............................    2,945   3,043   2,862    2,811   2,794
One-time charges (1),(2) and (5).....      285      84                      719
                                        ------  ------  ------   ------  ------
Income (loss) from operations........      456     606     591      534    (261)
Interest expense.....................     (194)   (192)   (185)    (172)   (181)
Loss on disposition of subsidiary (4)                      (80)
Other income, net                          130     118     114       98     107
                                        ------  ------  ------   ------  ------
Income (loss) before income taxes
  and the cumulative effect of
  changes in accounting principles...      392     532     440      460    (335)
Income taxes (benefits) (1)..........      128     208     206      178    (128)
                                        ------  ------  ------   ------  ------
Income (loss) before the cumulative
  effect of changes in accounting
  principles.........................      264     324     234      282    (207)
Cumulative effect of changes in
  accounting principles..............                      (74)
                                        ------  ------  ------   ------  ------
Net income (loss)....................   $  264  $  324  $  160   $  282  $ (207)
                                        ======  ======  ======   ======  ======
Income (loss) per common share
  before the cumulative effect of
  changes in accounting principles...
  Primary............................    $3.19   $3.90   $2.74    $3.28  $(2.70)
  Fully diluted......................     2.94    3.56    2.51     2.99   (2.70)
Cumulative effect of changes in
  accounting principles
  Primary............................                     (.92)
  Fully diluted......................                     (.81)
Net income (loss) per common share (6)
  Primary............................     3.19    3.90    1.82     3.28   (2.70)
  Fully diluted......................     2.94    3.56    1.70     2.99   (2.70)

Dividends per common share (6).......     1.60    1.40    1.20     1.00     .85


                                                Years ended December 31,
                                     ------------------------------------------
                                       1995     1994     1993     1992     1991
                                     ------   ------   ------   ------   ------
                                                 (In Millions)
[S]                                  [C]      [C]      [C]      [C]      [C]
BALANCE SHEET DATA:
Cash and cash equivalents and
  temporary cash investments........ $   73   $   43   $   38   $   40   $  135
Working capital (deficit)...........     36      (76)     (13)    (489)    (286)
Total assets........................  8,424    8,322    7,948    7,315    7,096
Other noncurrent liabilities (net of
  current maturities of debt).......  2,444    2,480    2,433    2,075    2,215
Deferred income taxes...............  1,393    1,203    1,081      644      429
Special income tax obligation.......    440      513      575      569      627
Stockholders' equity................  2,977    2,925    2,784    2,748    2,661

                     NOTES TO SELECTED FINANCIAL DATA



1. Included in 1995 operating expenses is an asset disposition charge of $285 million, which reduced net income by $176 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically support current and expected operations. The Company identified and has committed to sell 1,800 miles of rail lines that are expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition have been written down to estimated net realizable value. Also, in 1995, as a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense was reduced by $21 million representing the effect of adjustment for the rate decrease as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Without these items, net income for 1995 would have been $419 million ($5.16 per share, primary and $4.69 per share, fully diluted). (See Notes 2 and 6 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

2. In 1994, Conrail recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from Conrail's overfunded pension plan. Without this one-time charge, net income would have been $375 million ($4.54 per share, primary and $4.13 per share, fully diluted). (See Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

3. Conrail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and SFAS 109 effective January 1, 1993. As a result, in the first quarter of 1993, Conrail recorded cumulative after-tax charges of $22 million and $52 million, respectively. In addition, as a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, income tax expense includes $34 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109. (See Notes 1, 6 and 7 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

4. In 1993, Conrail committed to a plan for the disposition of its investment in Concord Resources Group, Inc. ("Concord"). Pursuant to this plan, Conrail recorded an estimated loss of $80 million for the disposition of its investment, including $19 million for operating losses expected to be incurred during the phase-out period and disposition costs. Conrail also recorded estimated federal tax benefits of $30 million relating to the disposition. In June 1995, the Company completed the disposition of the last of two major waste disposal facilities of Concord. The dispositions had no financial statement impact. (See Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

5. In 1991, Conrail recorded in operating expenses a special charge totalling $719 million which was composed of $362 million for disposition of certain under-utilized rail lines and other facilities, $212 million for labor settlements primarily representing certain expected costs associated with a new labor agreement that reduced the size of train crews, $57 million for certain environmental clean up costs, and $88 million for legal matters including settlement of the Amtrak-Conrail collision at Chase, Maryland in January 1987. The 1991 special charge reduced net income by $447 million, and without the special charge net income would have been $240 million ($2.73 and $2.48 per share, primary and fully diluted, respectively).

6. Net income (loss) and dividends per common share include the effects of a 1992 two-for-one common stock split. The calculations of income per common share for 1995, 1994 and 1993 are shown in Exhibit 11, Part IV included elsewhere in this Annual Report.



Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------


Overview
--------

Conrail's net income for 1995 was $264 million, compared with $324 million for 1994 and $160 million for 1993. The results for 1995 include the effects of a $285 million asset disposition charge ($176 million after income taxes) and the recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate (see Notes 2 and 6 to the Consolidated Financial Statements included elsewhere in this Annual Report). Without these items, net income for 1995 would have been $419 million.

The results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) relating to a non-union early retirement program and related costs (see Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report). Results for 1993 include one-time after-tax charges of $74 million for the adoption of required changes in accounting for income taxes and postretirement benefits other than pensions; the estimated net loss on the disposition of its subsidiary, Concord Resources Group, Inc., $50 million; and the one-time effects on deferred taxes of the increase in the federal tax rate, $34 million (see

Notes 1, 6, 7 and 10 to the Consolidated Financial Statements included elsewhere in this Annual Report). Absent the one-time charges, Conrail's net income for 1994 and 1993 would have been $375 million and $318 million, respectively.

Traffic volumes and operating revenues decreased 5.4% and 1.3%, respectively, in 1995 compared with 1994. However, continued emphasis on cost reduction and productivity improvement enabled Conrail to achieve an operating ratio (operating expenses as a percent of revenues) of 79.9%, excluding the asset disposition charge, which was worse than its 1995 operating ratio goal of 79.5%. The 1994 operating ratio was 81.5% excluding the early retirement program charge.

In 1994, traffic volume and operating revenues increased 8.3% and 8.1%, respectively, over 1993, while operating expenses were 6.3% higher (excluding the early retirement program charge).

1996 Outlook
------------
Conrail expects the economy to grow at a slower pace in 1996 than in 1995. Conrail's outlook for 1996 is based on assumptions of 2.2% growth in real gross domestic product, as measured on a "1987 prices" basis, and 2.5% growth in industrial production. Conrail projects line haul revenue growth of between 3.5% to 4.5% in 1996, and expects to achieve this growth primarily through increasing its market share in the Intermodal, Unit Train and CORE Service Groups. Within the CORE Service Group, market share growth is projected in steel, petrochemicals and food and agriculture products. Conrail's market share growth plans are based on the implementation of new service initiatives, and its achievement of these growth estimates is highly dependent upon the success of these initiatives. Conrail's operating ratio goal for 1996 is 77.5%. Conrail's ability to meet this goal is dependent upon continuing emphasis on cost reduction programs, in addition to the projected growth in revenues. This goal has been made more challenging by severe winter weather in the first quarter of 1996, which has increased operating costs and reduced traffic volume below the levels originally projected for the quarter.

On February 21, 1996, the Board of Directors approved a voluntary early retirement program and voluntary separation program for eligible members of the non-union workforce with the goal of eliminating 900 non-union positions. Eligible employees have until April 23, 1996 to apply for the programs. In the event the 900 position goal is not achieved through the voluntary programs, the Company expects to obtain the additional reductions through non-voluntary separation programs.

The costs of the programs are expected to be recorded in the second quarter of 1996, and are expected to have a material effect on the income statement in that quarter. The programs will not have a significant effect on the Company's cash position as the majority of the costs will be paid from the Company's overfunded pension plan (see Notes 7 and 12 to the Consolidated Financial Statements included elsewhere in this Annual Report).

1995 Asset Disposition Charge
-----------------------------
The fourth quarter 1995 asset disposition charge resulted from a review of Conrail's route system and other assets to determine those that no longer effectively and economically support current and expected operations. As a result of this review, Conrail identified approximately 1,800 miles of rail lines that will be candidates for sale. These dispositions are expected to provide proceeds substantially less than net book value. Certain other operating assets identified for disposition, primarily yards and sidetracks, have also been written down to estimated net realizable value. Accordingly, the asset disposition charge of $285 million represents the expected loss on rail line and other asset dispositions. Conrail estimates that net cash proceeds from the disposition of these assets will be approximately $50 million. Conrail's goal is to have sales agreements in place on many of the lines during 1996 and on most of the lines by the end of 1997.

Results of Operations
---------------------

1995 Compared with 1994
Net income for 1995 was $264 million ($3.19 per share, primary and $2.94 per share, fully diluted) compared with 1994 net income of $324 million ($3.90 per share, primary and $3.56 per share, fully diluted). Excluding the one-time charges (see "Overview") in both years and the one-time tax benefit in 1995, Conrail's net income would have been $419 million ($5.16 per share, primary and $4.69 per share, fully diluted) for 1995 and $375 million ($4.54 per share, primary and $4.13 per share, fully diluted) for 1994.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) decreased $47 million, or 1.3%, from $3,733 million in 1994 to $3,686 million in 1995. A 5.4% decrease in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $191 million decrease in revenues which was partially offset by an increase in average revenue per unit that increased revenues by $140 million. The improvement in average revenue per unit resulted from increases in average rates, $117 million, and a favorable traffic mix, $23 million. Traffic volume decreases were experienced by three of the four service groups, with only Automotive showing a slight volume increase of .8%. Traffic volume declines for the other service groups were as follows: Intermodal, 7.3%; Unit Train, 5.4%; and CORE, 5.1%. Within the CORE Service Group, traffic volume declines were also experienced by each of the commodity groups: Food and Agriculture, 8.2%; Petrochemicals, 4.6%; Metals, 4.0%; and Forest and Manufactured Products, 3.9%. Other revenues increased $4 million.

Operating expenses increased $103 million, or 3.3%, from $3,127 million in 1994 to $3,230 million in 1995. The following table sets forth the operating expenses for the two years:

                                                        Increase
(In Millions)                    1995        1994      (Decrease)
                               ------      ------      ----------
[S]                            [C]         [C]          [C]
Compensation and benefits      $1,249      $1,260         $(11)
Fuel                              168         188          (20)
Material and supplies             167         203          (36)
Equipment rents                   355         381          (26)
Depreciation and amortization     293         278           15
Casualties and insurance          175         184           (9)
Other                             538         549          (11)
Asset disposition charge          285                      285
Early retirement program                       84          (84)
                               ------      ------         ----
                               $3,230      $3,127         $103
                               ======      ======         ====


Compensation and benefits costs decreased $11 million, or .9%, as a result of a 5.3% reduction in employment levels, which exceeded the increases in wage rates and fringe benefit costs. Compensation and benefits as a percent of revenues was 33.9% in 1995 compared with 33.7% in 1994.

Fuel costs decreased $20 million, or 10.6%, as a result of greater use of newer fuel efficient locomotives, lower average fuel prices and lower traffic volume.

The decrease of $36 million, or 17.7%, in material and supplies costs was primarily attributable to a lower level of repair and maintenance expenditures related to lower traffic volume.

Equipment rents decreased $26 million, or 6.8%, primarily as a result of fewer foreign cars on Conrail's lines and improved equipment utilization, partially offset by the increased costs associated with new operating leases for equipment.

Depreciation and amortization increased $15 million, or 5.4%, due to asset additions and increased depreciation rates for track structure as a result of a depreciation study required by the former Interstate Commerce Commission.

Casualties and insurance decreased $9 million, or 4.9%. The cost reduction attributable to an approximate 35% decline in the number of employee injuries was largely offset by the escalating costs to settle claims as well as the continuing increase in the number and cost of occupational claims.

Conrail recorded an asset disposition charge of $285 million in 1995 (see
Note 2 to the Consolidated Financial Statements included elsewhere in this

Annual Report) and a one-time pre-tax charge of $84 million in 1994 for the non-union voluntary early retirement program and related costs (see Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Conrail's operating ratio was 87.6% for 1995, compared with 83.8% for 1994. Without the $285 million asset disposition charge in 1995 and the $84 million charge for the early retirement program in 1994, the operating ratios for 1995 and 1994 would have been 79.9% and 81.5%, respectively.

Other income, net, increased $12 million, or 10.2%, primarily due to an $8 million gain from a property sale completed during the second quarter of 1995.

The Company's effective income tax rate for 1995 was 32.7% compared with 39.1% for 1994. The lower rate reflects the effect of a $21 million reduction in income taxes resulting from a decrease in a state income tax rate enacted during the second quarter of 1995 (see
Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report).

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

Operating revenues increased $280 million, or 8.1%, from $3,453 million in 1993 to $3,733 million in 1994. An 8.3% increase in traffic volume in units resulted in a $274 million increase in revenues that was partially offset by a slight decrease in average revenue per unit which reduced revenues by $8 million. The decrease in average revenue per unit was caused by an unfavorable traffic mix which reduced revenues by $46 million, substantially offset by increases in average rates which increased revenues by $38 million. Traffic volume increases were experienced by each of the four service groups: Intermodal, 17.3%; Automotive, 10.0%; Unit Train, 3.9%; and CORE, 1.5%. Within the CORE Service Group, Metals increased 4.5%, Forest and Manufactured Products increased 3.1%, Petrochemicals increased .5%, and Food and Agriculture decreased 2.0%. Switching, demurrage and incidental revenues increased $14 million.

Operating expenses increased $265 million, or 9.3%, from $2,862 million in 1993 to $3,127 million in 1994. The following table sets forth the operating expenses for the two years:

                                                        Increase
(In Millions)                    1994        1993      (Decrease)
                               ------      ------       ---------
[S]                            [C]         [C]          [C]
Compensation and benefits      $1,260      $1,229         $ 31
Fuel                              188         178           10
Material and supplies             203         194            9
Equipment rents                   381         305           76
Depreciation and amortization     278         284           (6)
Casualties and insurance          184         131           53
Other                             549         541            8
Early retirement program           84                       84
                               ------      ------         ----
                               $3,127      $2,862         $265
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

In the first quarter of 1994, Conrail incurred a one-time pre-tax charge of $84 million for the non-union voluntary early retirement program and related costs (see Note 9 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Conrail's operating ratio was 83.8% for 1994, compared with 82.9% for 1993. Without the $84 million one-time charge for the early retirement program, the operating ratio for 1994 would have been 81.5%.

Liquidity and Capital Resources
-------------------------------

Conrail's cash and cash equivalents increased $30 million, from $43 million at December 31, 1994 to $73 million at December 31, 1995. Cash generated from operations, principally from its wholly-owned subsidiary, Consolidated Rail Corporation ("CRC"), and borrowings are Conrail's principal sources of liquidity and are used primarily for capital expenditures, debt service, and dividends. Operating activities provided cash of $773 million in 1995, compared with $697 million in 1994 and $504 million in 1993. Issuance of long-term debt provided cash of $85 million in 1995. The principal uses of cash in 1995 were for property and equipment acquisitions, $415 million, cash dividends on preferred and common stock, $150 million, payment of long-term debt including capital lease and equipment obligations, $134 million, and the repurchase of common stock, $92 million.

Working capital (current assets less current liabilities) of $36 million existed at December 31, 1995, compared with a $76 million deficiency at December 31, 1994. The improvement in working capital is primarily related to an increase in deferred tax assets in 1995 (see Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report). Management believes that Conrail's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be issued for additional working capital requirements.

In July 1994, the Board of Directors authorized a fourth common stock repurchase program of up to $100 million. In December 1995, this program was completed at a total of 1,664,053 shares. In April 1995, the Company's Board of Directors approved an additional $250 million multi-year stock repurchase program. At December 31, 1995, Conrail had acquired 20,000 shares for approximately $1 million under this program.

During 1995, CRC issued an additional $128 million of commercial paper and repaid $151 million. Of the $189 million outstanding at December 31, 1995, $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term portion of the $500 million uncollateralized bank credit agreement.

At December 31, 1995, $312 million remains available to Conrail and CRC under a 1993 shelf registration statement whereby CRC can issue debt securities and Conrail can issue both convertible debt and equity securities.

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

In June 1995, CRC issued $30 million of 6.3% Medium-Term Notes maturing in 1999.

During 1995, CRC borrowed and repaid $130 million under its uncollateralized bank credit agreement at interest rates ranging from 6.0% to 6.4% during the year. At December 31, 1995, no amount was outstanding under this agreement.

Capital Expenditures
--------------------
Capital expenditures totalled $494 million, $508 million and $650 million in 1995, 1994 and 1993, respectively. Of these totals, Conrail directly financed $126 million in 1995, $57 million in 1994 and $232 million in 1993. In addition, the proceeds of notes and debentures sold in those years, $30 million, $65 million, and $329 million, respectively, were available to fund capital expenditures.

Conrail identified 1,800 miles of underutilized rail lines and other assets for sale or disposal which are expected to provide proceeds substantially less than the net book value of such assets. The Company has provided for such deficiencies in its 1995 asset disposition charge (see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report and "1995 Asset Disposition Charge"). Although these disposals will eliminate the need for future capital expenditures on these lines and improve Conrail's cash position in the year of disposition, the extent of the effect on cash will depend on the final terms of the sales agreements.

In response to lower than expected traffic and revenues, Conrail reduced its planned capital expenditures for 1995 from $550 million to $494 million. Capital expenditures for 1996 are expected to be approximately $450 million.

Inflation
---------
Generally accepted accounting principles require the use of historical costs in preparing financial statements. This approach does not consider the effects of inflation on the costs of replacing assets. The replacement cost of Conrail's property and equipment is substantially higher than its historical cost basis. Similarly, depreciation expense on a replacement cost basis would be substantially in excess of the amount recorded under generally accepted accounting principles.

Environmental Matters
---------------------
Conrail's operations and property are subject to various federal, state and local laws regulating the environment. CRC is a party to numerous proceedings brought by regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. As of December 31, 1995, CRC had received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 130 locations throughout the country. However, based on currently available information, Conrail believes CRC may have some potential responsibility at only 56 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of the possible remediation alternatives, changing technology and the length of time over which these matters develop, it is not always possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites. At December 31, 1995, Conrail had accrued $64 million for estimated future environmental expenses. Although Conrail's operating results and liquidity could be significantly affected in any quarterly or annual reporting period in which CRC was held principally liable in certain of these actions, Conrail believes the ultimate liability for these matters will not materially affect its financial condition. (See Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Conrail spent $14 million, $8 million and $7 million in 1995, 1994 and 1993, respectively, for environmental remediation and related costs and anticipates spending approximately $10 million in 1996. In addition, Conrail's capital expenditures for environmental control and abatement projects were approximately $6 million in 1995, $5 million in 1994 and $2 million in 1993, and are anticipated to be approximately $8 million in 1996.

Conrail has an Environmental Quality Department, the mission of which is to institute and promote compliance with environmentally sound operating practices and to monitor and assess the status of sites where liability under environmental laws may exist.

Other Matters
-------------
During 1995, CRC reached an agreement with approximately 300 of its employees represented by the Fraternal Order of Police. In addition, a tentative agreement was reached with approximately 4,000 of its employees represented by the United Transportation Union through negotiations carried on by the National Carriers' Committee, of which CRC is a member.

Except for the historical information contained herein, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that may cause actual results to differ, including but not limited to the effect of economic conditions, competition, regulation and weather on Conrail's operations, customers, service and prices, and other factors discussed elsewhere in this report and, from time to time, in other reports filed with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data.
------  --------------------------------------------

                     Report Of Independent Accountants


The Stockholders and Board of Directors of
Conrail Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1. and 2. present fairly, in all material respects, the financial position of Conrail Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of Conrail Inc. and subsidiaries for the year ended December 31, 1993 were audited by other independent accountants whose report dated January 24, 1994 expressed an unqualified opinion on those statements.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.





Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103

January 22, 1996,
except as to paragraphs five and six of Note 12, which are as of February 21, 1996

                   REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Conrail Inc.


     We have audited the 1993 consolidated financial statements and the financial statement schedule of Conrail Inc. and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Conrail Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its methods for accounting for income taxes and postretirement benefits other than pensions in 1993.



                                   COOPERS & LYBRAND


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 24, 1994

                             CONRAIL INC.
                   CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
                                              Years ended December 31,
                                            ----------------------------
($ In Millions Except Per Share Data)         1995       1994       1993
                                            ------     ------     ------
[S]                                         [C]        [C]        [C]
Revenues                                    $3,686     $3,733     $3,453
                                            ------     ------     ------
Operating expenses
  Way and structures                           485        499        492
  Equipment                                    766        815        703
  Transportation                             1,324      1,379      1,283
  General and administrative                   370        350        384
  Asset disposition charge (Note 2)            285
  Early retirement program (Note 9)                        84
                                            ------     ------     ------
    Total operating expenses                 3,230      3,127      2,862
                                            ------     ------     ------
Income from operations                         456        606        591
Interest expense                              (194)      (192)      (185)
Loss on disposition of subsidiary
 (Note 10)                                                           (80)
Other income, net (Note 11)                    130        118        114
                                            ------     ------     ------
Income before income taxes
 and the cumulative effect of
 changes in accounting principles              392        532        440
Income taxes (Note 6)                          128        208        206
                                            ------     ------     ------
Income before the cumulative
 effect of changes in accounting
 principles                                    264        324        234
Cumulative effect of changes in
 accounting principles (Notes 1, 6 and 7)                            (74)
                                            ------     ------     ------
Net income                                  $  264     $  324     $  160
                                            ======     ======     ======
Income per common share
 (Note 1)
  Before the cumulative effect of
   changes in accounting principles
    Primary                                 $ 3.19     $ 3.90     $ 2.74
    Fully diluted                             2.94       3.56       2.51
  Cumulative effect of changes in
   accounting principles
    Primary                                                        ( .92)
    Fully diluted                                                  ( .81)
  Net income per common share
    Primary                                 $ 3.19     $ 3.90     $ 1.82
    Fully diluted                             2.94       3.56       1.70
Ratio of earnings to fixed charges
 (Note 1)                                     2.51x      3.19x      2.98x

See accompanying notes.

                             CONRAIL INC.
                      CONSOLIDATED BALANCE SHEETS

[CAPTION]
                                                     December 31,
                                                   ----------------
($ In Millions)                                      1995      1994
                                                   ------    ------
[S]                                                [C]       [C]
         ASSETS
Current assets
  Cash and cash equivalents                        $   73    $   43
  Accounts receivable                                 614       646
  Deferred tax assets (Note 6)                        333       249
  Material and supplies                               158       164
  Other current assets                                 28        23
                                                   ------    ------
     Total current assets                           1,206     1,125
Property and equipment, net (Note 3)                6,408     6,498
Other assets                                          810       699
                                                   ------    ------
     Total assets                                  $8,424    $8,322
                                                   ======    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                89       112
  Current maturities of long-term debt (Note 5)       181       130
  Accounts payable                                    113       119
  Wages and employee benefits                         183       169
  Casualty reserves                                   110       103
  Accrued and other current liabilities (Note 4)      494       568
                                                   ------    ------
     Total current liabilities                      1,170     1,201

Long-term debt (Note 5)                             1,911     1,940
Casualty reserves                                     217       212
Deferred income taxes (Note 6)                      1,393     1,203
Special income tax obligation (Note 6)                440       513
Other liabilities                                     316       328
                                                   ------    ------
     Total liabilities                              5,447     5,397
                                                   ------    ------
Commitments and contingencies (Note 12)
Stockholders' equity (Note 8)
  Preferred stock (no par value; 15,000,000
    shares authorized; no shares issued)
  Series A ESOP convertible junior preferred
    stock (no par value; 10,000,000 shares
    authorized; 9,770,993 and 9,821,358 shares
    issued and outstanding, respectively)             282       283
  Unearned ESOP compensation                         (233)     (243)
  Common stock ($1 par value; 250,000,000
    shares authorized; 85,392,392 and 80,409,598
    shares issued, respectively; 82,094,675 and
    78,620,434 shares outstanding, respectively)       85        80
  Additional paid-in capital                        2,187     1,848
  Employee benefits trust (4,706,665 shares)
    at market                                        (329)
  Retained earnings                                 1,176     1,056
                                                   ------    ------
                                                    3,168     3,024
  Treasury stock, at cost (3,297,717 and
    1,789,164 shares, respectively)                  (191)      (99)
                                                   ------    ------
     Total stockholders' equity                     2,977     2,925
                                                   ------    ------
     Total liabilities and stockholders' equity    $8,424    $8,322
                                                   ======    ======

See accompanying notes.

                            CONRAIL INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                         Series A      Unearned          Additional    Employee
                                        Preferred          ESOP  Common     Paid-In    Benefits   Retained  Treasury
($ In Millions Except Per Share Data)       Stock  Compensation   Stock     Capital      Trust    Earnings     Stock
                                        ---------  ------------  ------  ----------    --------   --------  --------
Balance, January 1, 1993                     $287         $(263)   $ 83      $1,888                 $  903     $(150)
Amortization                                                 10
Net income                                                                                             160
Common dividends, $1.20 per share                                                                      (96)
Preferred dividends, $2.165 per share                                                                  (21)
Common shares acquired                                                                                           (64)
Exercise of stock options                                             1          20
Common shares reclassified as unissued                               (4)       (107)                   (98)      209
Other                                          (1)                               18                      9
                                            -----         -----   -----      ------    --------      -----     -----
Balance, December 31, 1993                    286          (253)     80       1,819                    857        (5)
Amortization                                                 10
Net income                                                                                             324
Common dividends, $1.40 per share                                                                     (111)
Preferred dividends, $2.165 per share                                                                  (21)
Common shares acquired                                                                                           (94)
Exercise of stock options                                                        14
Other                                          (3)                               15                      7
                                            -----         -----   -----       -----    --------      -----     -----
Balance, December 31, 1994                    283          (243)     80       1,848                  1,056       (99)
Amortization                                                 10
Net income                                                                                             264
Common dividends, $1.60 per share                                                                     (129)
Preferred dividends, $2.165 per share                                                                  (21)
Common shares acquired                                                                                           (92)
Exercise of stock options                                                         6
Establishment of employee benefit trust                               5         245       $(250)
Employee benefits trust transactions, net                                        84         (79)
Other                                          (1)                                4                      6
                                            -----         -----   -----       -----    --------      -----     -----
Balance, December 31, 1995                   $282         $(233)   $ 85      $2,187       $(329)    $1,176     $(191)
                                            =====         =====   =====       =====    ========      =====     =====

See accompanying notes.

                               CONRAIL INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]
                                                   Years ended December 31,
                                                   ------------------------
($ In Millions)                                     1995      1994     1993
                                                   -----     -----    -----
[S]                                                [C]       [C]      [C]
Cash flows from operating activities
  Net income                                       $ 264     $ 324    $ 160
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Asset disposition charge                         285
    Early retirement program                                    84
    Loss on disposition of subsidiary                                    80
    Cumulative effect of accounting changes                              74
    Depreciation and amortization                    293       278      284
    Deferred income taxes                            108       150      221
    Special income tax obligation                    (73)      (62)     (50)
    Gains from sales of property                     (27)      (18)     (20)
    Pension credit                                   (43)      (46)     (43)
    Changes in:
      Accounts receivable                             32        (2)     (52)
      Accounts and wages payable                       8        41      (15)
    Settlement of tax audit                                             (51)
    Other                                           (74)       (52)     (84)
                                                   -----     -----    -----
      Net cash provided by operating
       activities                                    773       697      504
                                                   -----     -----    -----
Cash flows from investing activities
  Property and equipment acquisitions               (415)     (490)    (566)
  Proceeds from disposals of properties               38        32       23
  Other                                              (59)      (23)     (45)
                                                   -----     -----    -----
      Net cash used in investing activities         (436)     (481)    (588)
                                                   -----     -----    -----
Cash flows from financing activities
  Repurchase of common stock                         (92)      (94)     (64)
  Net proceeds from (repayments of)
    short-term borrowings                            (23)       33      (48)
  Proceeds from long-term debt                        85       114      485
  Payment of long-term debt                         (134)     (158)    (195)
  Dividends on common stock                         (129)     (111)     (96)
  Dividends on Series A preferred stock              (21)      (16)     (21)
  Proceeds from stock options and other                7        21       21
                                                   -----     -----    -----
    Net cash provided by (used in) financing
       activities                                   (307)     (211)      82
                                                   -----     -----    -----
Increase(decrease) in cash and cash equivalents       30         5       (2)

Cash and cash equivalents
  Beginning of year                                   43        38       40
                                                   -----     -----    -----
  End of year                                      $  73     $  43    $  38
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

        Earnings Per Share
        ------------------
   Primary earnings per share are based on net income adjusted for the effects of preferred dividends net of income tax benefits, divided by the weighted average number of shares outstanding during the period, including the dilutive effect of stock options. Fully diluted earnings per share assume conversion of Series A ESOP Convertible Junior Preferred Stock ("ESOP Stock") into Conrail common stock. Net income amounts applicable to fully diluted earnings per share have been adjusted by the increase, net of income tax benefits, in ESOP-related expenses assuming conversion of all ESOP Stock to common stock. Shares in the Conrail Employee Benefits Trust are not considered outstanding for computing earnings per share.

   The weighted average number of shares of common stock outstanding during each of the most recent three years are as follows:

                                   1995        1994       1993
                             ----------  ----------  ----------
   Primary weighted
    average shares           78,733,947  79,674,781  80,646,495
   Fully diluted weighted
    average shares           88,702,712  89,562,721  90,835,982


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

        New Accounting Standards
        ------------------------
   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") (Note 7) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (Note 6). As a result, the Company recorded cumulative after tax charges of $22 million and $52 million for SFAS 106 and SFAS 109, respectively.

   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and SFAS No. 123, "Accounting for Stock-Based Compensation"(SFAS 123), which are both effective in 1996. The Company has decided to adopt only the disclosure provisions of SFAS 123 in 1996. The Company has also determined that SFAS 121 will not have a material effect on its financial statements.

        Use of Estimates
        ----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Asset Disposition Charge
   ------------------------
   Included in 1995 operating expenses is an asset disposition charge of $285 million, which reduced net income by $176 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically support current and expected operations. The Company identified and has committed to sell 1,800 miles of rail lines that are expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition have been written down to estimated net realizable value.


3. Property and Equipment
   ----------------------
                                              December 31,
                                           -----------------
                                              1995      1994
                                           -------   -------
                                              (In Millions)

  Roadway                                  $ 6,828   $ 6,764
  Equipment                                  1,213     1,171
  Less:  Accumulated depreciation           (1,572)   (1,571)
         Allowance for disposition            (439)     (241)
                                           -------   -------
                                             6,030     6,123
                                           -------   -------
  Capital leases (primarily equipment)         908       988
  Accumulated amortization                    (530)     (613)
                                           -------   -------
                                               378       375
                                           -------   -------
                                           $ 6,408   $ 6,498
                                           =======   =======

  Conrail acquired equipment and incurred related long-term debt under various capital leases of $71 million in 1995, $8 million in 1994 and $75 million in 1993. As part of the 1995 (Note 2) and 1991 asset dispositions, the Company recorded allowances for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.


4.Accrued and Other Current Liabilities
  -------------------------------------
                                                December 31,
                                               --------------
                                               1995      1994
                                               ----      ----
                                                (In Millions)
     Freight settlements due others            $ 54      $ 55
     Equipment rents (primarily car hire)        71        76
     Unearned freight revenue                    56        74
     Property and corporate taxes                66        78
     Other                                      247       285
                                               ----      ----
                                               $494      $568
                                               ====      ====

5. Long-Term Debt
   --------------
   Long-term debt outstanding, including the weighted average interest rates at December 31, 1995, is composed of the following:

                                                 December 31,
                                              -----------------
                                               1995        1994
                                              ------      ------
                                                  (In Millions)
     Capital leases                            $ 489      $  488
     Medium-term notes payable,
       6.16%, due 1996 to 1999                   208         228
     Notes payable, 9.75%, due 2000              250         250
     Debentures payable, 7.88%, due 2043         250         250
     Debentures payable, 9.75%, due 2020         544         544
     Equipment and other obligations, 6.43%      251         210
     Commercial paper, 5.90%                     100         100
                                              ------      ------
                                               2,092       2,070
     Less current portion                      (181)       (130)
                                              ------      ------
                                              $1,911      $1,940
                                              ======      ======

   Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,870 million and $1,601 million at December 31, 1995 and 1994, respectively, compared with carrying values of $1,603 million and $1,582 million at December 31, 1995 and 1994, respectively.

   The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates ranging from 3.09% to 14.26% and are collateralized by assets with a net book value of $378 million at December 31, 1995.

   Minimum commitments, exclusive of executory costs borne by the
   Company, are:
                                   Capital         Operating
                                    Leases            Leases
                                   -------         ---------
                                          (In Millions)
          1996                       $ 102            $  127
          1997                          92               109
          1998                          84               100
          1999                          75                84
          2000                          58                76
          2001 - 2017                  269               576
                                     -----            ------
          Total                        680            $1,072
                                                      ======
          Less interest portion       (191)
                                     -----
          Present value              $ 489
                                     =====

   Operating lease rent expense was $130 million in 1995, $118 million in 1994 and $88 million in 1993.

   In June 1993, the Company and CRC filed a shelf registration statement on Form S-3 to enable CRC to issue up to $500 million in debt securities or the Company to issue up to $500 million in convertible debt and equity securities. The remaining balance under this shelf registration was $312 million at December 31, 1995.

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

   In June 1995, CRC issued $30 million of 6.3% Medium-Term Notes maturing in 1999.

   Equipment and other obligations mature in 1996 through 2043 and are collateralized by assets with a net book value of $279 million at December 31, 1995. Maturities of long-term debt other than capital leases and commercial paper are $114 million in 1996, $64 million in 1997, $44 million in 1998, $44 million in 1999, $264 million in 2000 and $973 million in total from 2001 through 2043.

   CRC had $189 million of commercial paper outstanding at December 31, 1995. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

   CRC maintains a $500 million uncollateralized bank credit agreement with a group of banks which is used for general corporate purposes and to support CRC's commercial paper program. The agreement has a five year maturity and requires interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts. The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth.

   During 1995, CRC borrowed $130 million under its uncollateralized bank credit agreement at interest rates ranging from 6.0% to 6.4%, and repaid $130 million during the year. At December 31, 1995, no amount was outstanding under this agreement.

   Interest payments were $177 million in 1995, $174 million in 1994 and $164 million in 1993.



6. Income Taxes
   ------------
   The provisions for income taxes are composed of the following:

                                     1995       1994      1993
                                     ----       ----     -----
                                           (In Millions)
   Current
      Federal                        $ 78       $104      $ 25
      State                            15         16        10
                                     ----       ----      ----
                                       93        120        35
                                     ----       ----      ----
   Deferred
      Federal                         110        125       189
      State                            (2)        25        32
                                     ----       ----      ----
                                      108        150       221
                                     ----       ----      ----

   Special income tax obligation
      Federal                         (61)       (53)      (42)
      State                           (12)        (9)       (8)
                                     ----       ----      ----
                                      (73)       (62)      (50)
                                     ----       ----      ----
                                     $128       $208      $206
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

   As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required by SFAS 109.

   As a result of the increase in the federal corporate income tax rate from 34% to 35% enacted August 10, 1993, and effective January 1, 1993, income tax expense for 1993 was increased by $38 million, of which $34 million related to the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase.

   During 1993, the Company reached a settlement with the Internal
   Revenue Service ("IRS") related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1987 through 1989. Under the settlement, the Company paid $51 million, including interest, all of which had been provided for in years prior to 1993. The Company's consolidated federal income tax returns for the fiscal years 1990 through 1992 are currently being examined by the IRS. Federal and state income tax payments were $109 million in 1995, $80 million in 1994 and $39 million in 1993 (excluding tax settlement).

   Reconciliations of the U.S. statutory tax rates with the effective tax rates follow:
                                         1995     1994    1993
                                         ----     ----    ----
       Statutory tax rate                35.0%    35.0%   35.0%
       State income taxes,
         net of federal benefit           3.5      3.9     5.1
       Effect of federal tax increase
         on deferred taxes                                 7.7
       Effect of state tax decrease
         on deferred taxes               (5.3)
       Other                              (.5)      .2    (1.0)
                                         ----     ----    ----
       Effective tax rate                32.7%    39.1%   46.8%
                                         ====     ====    ====

   Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) are as follows:

                                                     December 31,
                                                  -----------------
                                                    1995       1994
                                                  ------     ------
                                                     (In Millions)
   Current assets (primarily accounts
     receivable)                                 $  (27)     $  (33)
   Current liabilities (primarily accrued
    liabilities and casualty reserves)             (265)       (175)
   Tax benefits related to disposition of
    subsidiary                                      (30)        (30)
   Net operating loss carryforwards                 (11)        (11)
                                                 -------     ------
   Current deferred tax asset, net               $ (333)     $ (249)
                                                 =======     ======
   Noncurrent liabilities:
    Property and equipment                        1,936       1,923
    Other long-term assets (primarily prepaid
     pension asset)                                  67          62
    Miscellaneous                                    66          50
                                                 ------      ------
                                                  2,069       2,035
                                                 ------      ------
   Noncurrent assets:
    Nondeductible reserves and other
     liabilities                                   (144)       (151)
    Tax benefit transfer receivable                 (33)        (38)
    Alternative minimum tax credits                 (38)        (75)
    Miscellaneous                                   (21)        (55)
                                                 ------      ------
                                                   (236)       (319)
                                                 ------      ------
   Special income tax obligation and
    deferred income tax liabilities, net         $1,833      $1,716
                                                 ======      ======

7. Employee Benefits
   -----------------
   Pension Plans
   -------------
   The Company and certain subsidiaries maintain defined benefit pension plans which are noncontributory for all non-union employees and generally contributory for participating union employees. Benefits are based primarily on credited years of service and the level of compensation near retirement. Funding is based on the minimum amount required by the Employee Retirement Income Security Act of 1974.

   Pension credits include the following components:

                                                      1995   1994  1993
                                                      ----   ----  ----
                                                        (In Millions)

   Service cost -benefits earned during the period   $   8   $  8  $  8
   Interest cost on projected benefit obligation        51     48    46
   Return on plan assets - actual                     (254)   (10) (124)
                         - deferred                    167    (77)   42
   Net amortization and deferral                      (15)    (15)  (15)
                                                     ----   ----   ----
                                                     $(43)  $(46)  $(43)
                                                     ====   ====   ====

   The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:
                                                      1995          1994
                                                      ----          ----
                                                        (In Millions)
   Accumulated benefit obligation ($603 million
    and $526 million vested, respectively)          $  609         $ 530
                                                    ------         -----
   Market value of plan assets                       1,168           982
   Projected benefit obligation                       (726)         (594)
                                                    ------         -----
   Plan assets in excess of projected
     benefit obligation                                442           388
   Unrecognized prior service cost                      50            44
   Unrecognized transition net asset                  (120)         (139)
   Unrecognized net gain                              (157)         (117)
                                                    ------         -----
   Net prepaid pension cost                         $  215         $ 176
                                                    ======         =====

  The assumed weighted average discount rates used in 1995 and 1994 are 7.0% and 8.5%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1995 and 1994 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1995 and 1994 is 9.0%.

   Savings Plans
   -------------
   The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan. Savings plan expense was $4 million in 1995 and $5 million in 1994 and 1993.

   In connection with the Non-union ESOP, the Company issued 9,979,562 of the authorized 10 million shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest at 9.55% from the Non-union ESOP in the principal amount of $288 million. In addition, unearned ESOP compensation of $288 million was recognized as a charge to stockholders' equity coincident with the Non-union ESOP's issuance of its $288 million promissory note to the Company. The debt of the Non-union ESOP was recorded by the Company and offset against the promissory note from the Non-union ESOP. Unearned ESOP compensation is charged to expense as shares of ESOP Stock are allocated to participants. The number of allocated ESOP shares outstanding at December 31, 1995 was approximately 2.2 million shares. An amount equivalent to the preferred dividends declared on the ESOP Stock partially offsets compensation and interest expense related to the Non-union ESOP.

   In 1994, the ESOP's promissory note to the Company was refinanced. As part of the refinancing, the interest rate was decreased to 8.0%, from the original 9.55%, and accrued interest of $21 million was capitalized as part of the principal balance of the promissory note.

   The Company is obligated to make dividend payments at a rate of 7.51% on the ESOP Stock and additional contributions in an aggregate amount sufficient to enable the Non-union ESOP to make the required interest and principal payments on its note to the Company.

   Interest expense incurred by the Non-union ESOP on its debt to the Company was $24 million in 1995, $30 million in 1994 and $29 million in 1993. Compensation expense related to the Non-union ESOP was $10 million in 1995, 1994 and 1993. Preferred dividends of $21 million were declared in 1995, 1994 and 1993. Preferred dividend payments of $21 million, $16 million and $21 million were made in 1995, 1994 and 1993, respectively. The Company received debt service payments from the Non-union ESOP of $31 million in 1995, $21 million in 1994, and $26 million in 1993.

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

   The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:

                                          1995              1994
                                   -----------------  -----------------
                                              Life               Life
                                    Medical Insurance  Medical Insurance
                                     Plan     Plan      Plan     Plan
                                             (In Millions)
   Accumulated postretirement
    benefit obligation:
     Retirees                         $38       $19      $38       $15
     Fully eligible active plan
      participants                      5         1        3         1
     Other active plan participants               5        1         4
                                      ---       ---      ---       ---
   Accumulated benefit obligation      43        25       42        20
   Market value of plan assets                   (7)                (6)
                                      ---       ---      ---       ---
   Accumulated benefit obligation
    in excess of plan assets           43        18       42        14
   Unrecognized gains and (losses)      1        (1)       1         3
   Accrued benefit cost recognized
    in the Consolidated Balance       ---       ---      ---       ---
    Sheet                             $44       $17      $43       $17
                                      ===       ===      ===       ===
   Net periodic postretirement
    benefit cost, primarily
    interest cost                     $ 4       $ 1      $ 4       $ 1
                                      ===       ===      ===       ===

   A 10 percent rate of increase in per capita costs of covered health care benefits was assumed for 1996, gradually decreasing to 6 percent by the year 2008. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $3 million and would have an immaterial effect on the net periodic postretirement benefit cost for 1995. Discount rates of 7.0% and 8.5% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1995 and 1994, respectively.
   The assumed rate of compensation increase was 5.0% in both 1995 and 1994.

   Retiree medical benefits are funded by a combination of Company and retiree contributions. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

 8.Capital Stock
   -------------
   Preferred Stock
   ---------------
   The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferences of each.

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

   Employee Benefits Trust
   -----------------------
   In June 1995, the Company issued approximately 4.7 million shares of its common stock to the Conrail Employee Benefits Trust (the "Trust")in exchange for a promissory note of $250 million at an interest rate of 6.9%. The Trust will be used to fund certain employee benefits and other forms of compensation over its fifteen-year term. The amount representing unearned employee benefits is recorded as a deduction from stockholders' equity and is reduced as benefits and compensation are paid through the release of shares from the Trust. The shares owned by the Trust are valued at the closing market price as of the end of each reporting period, with the corresponding changes in the balance of the Trust reflected in additional paid-in capital. Shares held by the Trust are not considered outstanding for earnings per share computations until released by the Trust, but do have voting and dividend rights.

   Common Stock Repurchase Program
   -------------------------------
   In July 1994, the Board of Directors authorized a fourth common stock repurchase program of up to $100 million. In December 1995, this program was completed at a total of 1,664,053 shares.

   In April 1995, the Company's Board of Directors approved an additional $250 million multi-year stock repurchase program.
   At December 31, 1995, the Company had acquired 20,000 shares for approximately $1 million under this program.

  The activity and status of treasury stock follow:

                                     1995         1994         1993
                               ----------    ---------    ---------
  Shares, beginning of year     1,789,164       83,745    3,690,002
    Acquired                    1,508,553    1,705,419    1,181,322
    Reclassified as authorized
     but unissued                                        (4,787,579)
                               ----------    ---------   ----------
  Shares, end of year           3,297,717    1,789,164       83,745
                               ==========    =========   ==========

   Stock Plans
   -----------
   The Company's 1987 and 1991 Long-Term Incentive Plans authorize the granting to officers and key employees of up to 4 million and 3.2 million shares of common stock, respectively, through stock options, stock appreciation rights, and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The vesting of awards made pursuant to these plans is contingent upon one or more of the following: continued employment, passage of time or financial and other performance goals.

   The Company has granted phantom shares and restricted stock under its non-union employee bonus plans to eligible employees who elect to defer all or a portion of their annual bonus in a given year. The number of shares granted depends on the length of the deferral period. Grants are made at the market price of the Company's common stock at the date of grant. The Company has granted 87,529 shares and 317,028 shares of phantom and restricted stock, respectively, under its non-union employee bonus plans through December 31, 1995. The Company has also granted 68,896 performance shares under its 1991 Long-Term Incentive Plan through December 31, 1995. Compensation expense related to these plans was $3 million in 1995.

   In May 1995, the Company's shareholders approved the Conrail Senior Executive Performance Plan (the "Plan") under which certain senior executive officers of Conrail will be eligible to receive annual bonus awards, payable in cash or common stock, upon the satisfaction of certain performance criteria. No awards have been granted under the Plan as of December 31, 1995.

   The activity and status of stock options under the incentive plans follow:
                                    Non-qualified Stock Options
                              -----------------------------------
                                   Option Price            Shares
                                      Per Share      Under Option
                              -----------------      ------------
   Balance, January 1, 1993    $14.000 - $45.125        2,870,878
       Granted                 $49.375 - $60.500           73,027
       Exercised               $14.000 - $53.875         (928,822)
       Cancelled               $31.813 - $45.125          (48,762)
                                                      -----------
   Balance, December 31, 1993  $14.000 - $60.500        1,966,321
       Granted                 $52.188 - $66.938           23,988
       Exercised               $14.000 - $51.375         (507,450)
       Cancelled               $42.625 - $60.500         (118,904)
                                                      -----------
   Balance, December 31, 1994  $14.000 - $66.938        1,363,955
       Granted                 $50.688 - $68.563          516,757
       Exercised               $14.000 - $53.875         (200,940)
       Cancelled               $42.625 - $53.875         (123,560)
                                                      -----------
   Balance, December 31, 1995  $14.000 - $68.563        1,556,212
   ============
   Exercisable,
      December 31, 1995        $14.000 - $57.875          799,476
                                                     ============
   Available for future grants
      December 31, 1994                                 1,678,293
                                                     ============
      December 31, 1995                                 1,188,193
                                                     ============


   Stock Rights
   ------------
   In 1989, the Company declared a dividend of one common share purchase right (the "Right") on each outstanding share of common stock. The Rights are not exercisable or transferable apart from the common stock until the occurrence of certain events arising out of an actual or potential acquisition of 10% or more of the Company's common stock, and would at such time provide the holder with certain additional entitlements. If the Rights become exercisable, each Right will entitle stockholders to purchase one share of common stock at an exercise price of $205.00, as amended in 1995. In September 1995, a dividend of one Right for each share of ESOP Stock was declared, which was paid on October 2, 1995. At the Company's option, the Rights are redeemable prior to becoming exercisable at one-half cent ($.005) per Right at September 2005, as amended in 1995, and do not have any voting privileges or rights to receive dividends.

9. 1994 Early Retirement Program
   -----------------------------
   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

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

   In June 1995, the Company completed the disposition of the last of two major waste disposal facilities of Concord. The dispositions had no financial statement impact.

11.Other Income, Net
   -----------------
                                   1995      1994    1993
                                   ----      ----    ----
                                       (In Millions)
      Interest income             $ 33      $ 34     $ 39
      Rental income                 57        53       56
      Property sales                27        18       20
      Other, net                    13        13       (1)
                                  ----      ----     ----
                                  $130      $118     $114
                                  ====      ====     ====

12.Commitments and Contingencies
   -----------------------------
   Environmental
   -------------

   The Company is subject to various federal, state and local laws and regulations regarding environmental matters. CRC is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1995, CRC has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 130 locations. However, based on currently available information, the Company believes CRC may have some potential responsibility at only 56 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites.

   Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if

   CRC were held principally liable in certain of these actions, at December 31, 1995, the Company had accrued $64 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

   The Company spent $14 million in 1995, $8 million in 1994 and $7 million in 1993 for environmental remediation and related costs and anticipates spending approximately $10 million in 1996. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $6 million in 1995 and $5 million in 1994, and are anticipated to be approximately $8 million in 1996.

   The Environmental Quality Department is charged with promoting the Company's compliance with laws and regulations affecting the environment and instituting environmentally sound operating practices. The department monitors the status of the sites where the Company is alleged to have liability and continually reviews the information available and assesses the adequacy of the recorded liability.

   Non-union Voluntary Retirement and Separation Programs
   -------------------------------------------------------
   On February 21, 1996, the Board of Directors approved a voluntary early retirement program and voluntary separation program for eligible members of the non-union workforce with the goal of eliminating 900 non-union positions. Eligible employees have until April 23, 1996 to apply for the programs. In the event the 900 position goal is not achieved through the voluntary programs, the Company expects to obtain the additional reductions through non-voluntary separation programs.

   The costs of the programs are expected to be recorded in the second quarter of 1996, and are expected to have a material effect on the income statement in that quarter. The programs will not have a significant effect on the Company's cash position as the majority of the costs will be paid from the Company's overfunded pension plan (Note 7).

   Other
   -----
   The Company is involved in various legal actions, principally relating to occupational health claims, personal injuries, casualties, property damage and damage to lading. The Company has recorded liabilities on its balance sheet for amounts sufficient to cover the expected payments for such actions.

   The Company may be contingently liable for approximately $81 million at December 31, 1995 under indemnification provisions related to sales of tax benefits.

   CRC had an average of 22,631 employees in 1995, approximately 86% of whom are represented by 14 different labor organizations and are covered by 22 separate collective bargaining agreements. The Company was engaged in collective bargaining at December 31, 1995 with labor organizations representing approximately 84% of its labor force. CRC has reached an agreement with its employees represented by the Fraternal Order of Police and has reached a tentative agreement with its employees represented by the United Transportation Union through negotiations carried on by the National Carriers'Committee, of which CRC is a member.

   In 1994, Locomotive Management Services, a general partnership of which CRC holds a fifty percent interest, issued approximately $96 million of Equipment Trust Certificates to fund 100% of the purchase price of 60 new locomotives. While the principal and interest payments on the certificates will be fully guaranteed by CRC, through a sharing agreement with its partner, CRC's portion of the guarantee is reduced to approximately $80 million.


13.Condensed Quarterly Data (Unaudited)
   -----------------------------------

                                          First         Second        Third        Fourth
                                       -----------   -----------   -----------    ---------
                                        1995  1994   1995   1994   1995   1994    1995 1994
                                        ----  ----   ----   ----   ----   ----    ---- ----
                                              ($ In Millions Except Per Share)
   Revenues                            $889   $847   $923   $951   $923   $949    $951  $986
   Income (loss) from operations        114    (32)   180    189    208    194    (46)   255
   Net income (loss)                     55    (32)   123    101    116    106    (30)   149
   Net income (loss) per common share:
     Primary                            .66   (.45)  1.52   1.24   1.44   1.29   (.43)  1.84
     Fully diluted                      .61   (.45)  1.37   1.12   1.31   1.17   (.43)  1.66
   Ratio of earnings to fixed charges  2.39x    -    3.42x  3.84x  4.02x  4.04x     -   4.61x
   Dividends per common share          .375   .325   .375   .325   .425   .375   .425   .375
   Market prices per common share
     (New York Stock Exchange)
     High                            57 5/8 69 1/4 56 1/4 59 1/8 70 1/4 58 1/8 74 3/8 55 1/4
     Low                             50 1/2 56 1/2 51 1/8 50 3/8 55 1/8 48 3/8 65 1/2 48 1/8


   As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109 (Note 6). Without this one-time tax benefit, the Company's net income for the quarter would have been $102 million ($1.25 and $1.14 per share, primary and fully diluted, respectively).

   During the fourth quarter of 1995, an asset disposition charge reduced income from operations by $285 million and adversely affected the quarter's net income by $176 million (Note 2). Without the asset disposition charge, net income would have been $146 million ($1.82 and $1.65 per share, primary and fully diluted, respectively) for the fourth quarter of 1995. After the asset disposition charge, earnings were insufficient by $58 million to cover fixed charges for the quarter.

   During the first quarter of 1994, the Company recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary retirement program and related costs (Note 9). Without this one-time charge, the Company's net income per common share for the quarter would have been $.20, primary and $.19, fully diluted. After this one-time charge, earnings were insufficient by $56 million to cover fixed charges for the quarter.


Item 9.   Changes in and Disagreements with Accountants
------    ---------------------------------------------
          on Accounting and Financial Disclosure.
          --------------------------------------

          None.

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

Item 11.  Executive Compensation.
-------   ----------------------

Item 12.  Security Ownership of Certain Beneficial
-------   ----------------------------------------
          Owners and Management.
          ---------------------

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     In accordance with General Instruction G(3), the information called for by Part III is incorporated herein by reference from Conrail's definitive Proxy Statement for the Conrail Annual Meeting of Shareholders to be held on May 15, 1996, which definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A. The information regarding executive officers called for by Item 401 of Regulation S-K is included in
Part I under "Executive Officers of the Registrant."

                               PART IV

Item 14.  Exhibits, Financial Statement
-------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------
(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:                                     Page
                                                                    ----
          Reports of Independent Accountants......................   37
          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1995..   39
          Consolidated Balance Sheets at December 31, 1995
               and 1994 ..........................................   40
          Consolidated Statements of Stockholders'
               Equity for each of the three years in the
               period ended December 31, 1995.....................   41
          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1995   ...............................   42
          Notes to Consolidated Financial Statements..............   43

     2.   Financial Statement Schedules:

          The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

                  Index to Financial Statement Schedules

                                                                      Page
                                                                      ----
          Schedule II    Valuation and Qualifying Accounts...         S-1

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

     3.2       Amended and Restated Bylaws of the Registrant filed as
               Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference.

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

     4.8 Amendment to Rights Agreement of the Registrant dated as of September 20, 1995, filed as Exhibit 3.4(i)(i) to the Registrant's Form 8-B/A dated as of September 25, 1995 and incorporated herein by reference.

     4.9 Form of Indenture between Consolidated Rail Corporation and The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of Consolidated Rail Corporation's debt securities, filed as Exhibit 4 to Consolidated Rail Corporation's Registration Statement on Form S-3 (Registration No. 33-34040) and incorporated herein by reference.

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

     Management Compensation Plans and Contracts
     -------------------------------------------

     10.4 Consolidated Rail Corporation 1993 Annual Performance Achievement Reward Plan, filed as Exhibit 3.10(v) to the Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

     10.5 Consolidated Rail Corporation 1994 Annual Performance Achievement Reward Plan for Officers, filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

     10.6 Consolidated Rail Corporation 1995 Annual Performance Achievement Reward Plan for Officers.

     10.7 Retirement Plan for Non-employee Directors, as amended February 21, 1990, filed as Exhibit 10.10 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and included herein by reference.

     10.8 Conrail 1987 Long-Term Incentive Plan, filed as Exhibit 4.4 to Consolidated Rail Corporation's Registration Statement on Form S-8 (Registration No. 33-19155) and incorporated herein by reference.

     10.9 Conrail 1991 Long-Term Incentive Plan, filed as Exhibit 4.8 to Consolidated Rail Corporation's Registration Statement on Form S-8 (Registration No. 33-44140) and incorporated herein by reference.

     10.10 Conrail Senior Executive Performance Plan, filed as Appendix A to the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders, dated April 3, 1995, and incorporated herein by reference.

     10.11 Agreement for Supplemental Employee Retirement Plan between James A. Hagen and Consolidated Rail Corporation, dated as of January 17, 1990, filed as Exhibit 10.12 to Consolidated Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

     10.12 Form of Severance Agreement between the Registrant and each of the officers of Consolidated Rail Corporation, dated as of August 1, 1995, filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1995 and incorporated herein by reference.

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

     27        Financial Data Schedule.


(b)  Reports on Form 8-K.
     -------------------
     None.

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

                                        CONRAIL INC.

Date: March 20, 1996

                                        By /S/ David M. LeVan
                                        -----------------------------
                                        David M. LeVan
                                        President and Chief Executive
                                        Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of March, 1996, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                               Title

/S/ David M. LeVan
------------------                      President and Chief Executive
David M. LeVan                          Officer and Director
                                        (Principal Executive Officer)

/S/ H. William Brown
--------------------                    Senior Vice President - Finance
H. William Brown                        and Administration
                                        (Principal Financial Officer)

/S/ Donald W. Mattson
---------------------                   Vice President - Controller
Donald W. Mattson                       (Principal Accounting Officer)

/S/ James A. Hagen
------------------------------------    Chairman of the Board of
James A. Hagen                          Directors

/S/ H. Furlong Baldwin
------------------------------------    Director
H. Furlong Baldwin

/S/ Claude S. Brinegar
-----------------------------------     Director
Claude S. Brinegar


-----------------------------------     Director
Daniel B. Burke

/S/ Kathleen Foley Feldstein
----------------------------------      Director
Kathleen Foley Feldstein

/S/ Roger S. Hillas
----------------------------------      Director
Roger S. Hillas

/S/ E. Bradley Jones
----------------------------------      Director
E. Bradley Jones

/S/ David B. Lewis
----------------------------------      Director
David B. Lewis

/S/ John C. Marous
----------------------------------     Director
John C. Marous

/S/ Raymond T. Schuler
----------------------------------      Director
Raymond T. Schuler


----------------------------------     Director
David H. Swanson

                                    E-1
                               EXHIBIT INDEX


Exhibit No.
-----------



10.6      Consolidated Rail Corporation 1995 Annual Performance
          Achievement Reward Plan for Officers

11        Statement of earnings per share
          computations

12        Computation of the ratio of earnings
          to fixed charges

23.1      Consent of Independent Accountants

23.2      Consent of Independent Accountants

27        Financial Data Schedule

Exhibits 2, 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 4.5, 4.6, 4.7, 4.8, 4.9, 10.1,
10.2, 10.3, 10.4, 10.5, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12 and 21 are
incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 66.