Form 10-Q
period 1996-03-31
CONRAIL INC
filed 1996-05-13
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996
    or                                                  --------------

( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to
                                                        ------    ------
Commission file number  1-12184
                        -------

                            CONRAIL INC.
  ----------------------------------------------------------------------

        (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-2728514
  -------------------------------             -------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
  ----------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
  ----------------------------------------------------------------------
         (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of common stock outstanding (as of April 30, 1996)
81,595,476.

                             CONRAIL INC.


                                 INDEX



                                                             Page Number
    PART I.   FINANCIAL INFORMATION                          -----------

              Item 1.  Financial Statements:

                       Condensed Consolidated Statements
                       of Income - Quarters ended
                       March 31, 1996 and 1995                    3

                       Condensed Consolidated Balance
                       Sheets - March 31, 1996 and
                       December 31, 1995                          4

                       Condensed Consolidated Statements
                       of Cash Flows - Quarters ended
                       March 31, 1996 and 1995                    5

                       Notes to Condensed Consolidated
                       Financial Statements                       6

                       Report of Independent Accountants          7

              Item 2.  Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                  8

    PART II.  OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K          11

    SIGNATURES                                                   12

                     PART I. FINANCIAL INFORMATION
                             CONRAIL INC.

 Item 1.  Financial Statements.
          --------------------

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)
[CAPTION]

 ($ In Millions Except Per Share Data)
                                                 Quarters ended
                                                    March 31,
                                                ---------------
                                                 1996      1995
                                                -----     -----
[S]                                             [C]       [C]
 Revenues                                       $ 889     $ 889
                                                -----     -----
 Operating expenses
   Way and structures                             140       134
   Equipment                                      219       201
   Transportation                                 362       343
   General and administrative                      99        97
                                                -----     -----
     Total operating expenses                     820       775
                                                -----     -----
 Income from operations                            69       114
 Interest expense                                 (47)      (48)
 Other income, net                                 28        25
                                                -----     -----
 Income before income taxes                        50        91
 Income taxes                                      19        36
                                                -----     -----
 Net income                                     $  31     $  55
                                                =====     =====

 Net income per common share
   Primary                                      $ .36     $ .66
   Fully diluted                                  .35       .61

 Dividends per common share                     $.425     $.375
 Weighted average number of shares used in
 computing earnings per share (thousands)
   Primary                                     78,002    79,095
   Fully diluted                               87,759    88,966

 Ratio of earnings to fixed charges              1.75x     2.39x

 See accompanying notes.

                             CONRAIL INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
[CAPTION]

   ($ In Millions)
                                              March 31,  December 31,
                                                1996         1995
                                              ---------  ------------
[S]                                             [C]          [C]
        ASSETS
   Current assets
     Cash and cash equivalents                 $   27      $     73
     Accounts receivable                          664           614
     Deferred tax assets                          335           333
     Material and supplies                        157           158
     Other current assets                          30            28
                                               ------        ------
         Total current assets                   1,213         1,206

   Property and equipment, net                  6,384         6,408
   Other assets                                   835           810
                                               ------        ------
         Total assets                          $8,432        $8,424
                                               ======        ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Short-term borrowings                        134            89
     Current maturities of long-term debt         150           181
     Accounts payable                             169           113
     Wages and employee benefits                  172           183
     Casualty reserves                            111           110
     Accrued and other current liabilities        515           494
                                               ------        ------
         Total current liabilities              1,251         1,170

   Long-term debt                               1,873         1,911
   Casualty reserves                              215           217
   Deferred income taxes                        1,428         1,393
   Special income tax obligation                  417           440
   Other liabilities                              304           316
                                               ------        ------
         Total liabilities                      5,488         5,447
                                               ------        ------
   Stockholders' equity
     Series A ESOP convertible junior
      preferred stock                             281           282
     Unearned ESOP compensation                  (229)         (233)
     Common stock                                  86            85
     Additional paid-in capital                 2,202         2,187
     Employee benefits trust                     (333)         (329)
     Retained earnings                          1,169         1,176
                                               ------        ------
                                                3,176         3,168
     Treasury stock                              (232)         (191)
                                               ------        ------
         Total stockholders' equity             2,944         2,977
                                               ------        ------
         Total liabilities and
          stockholders' equity                 $8,432        $8,424
                                               ======        ======

   See accompanying notes.

                             CONRAIL INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
[CAPTION]

 ($ In Millions)
                                                    March 31,
                                                ---------------
                                                 1996      1995
                                                -----     -----
[S]                                             [C]       [C]

 Cash flows from operating activities           $ 121     $ 137
                                                -----     -----

 Cash flows from investing activities
   Property and equipment acquisitions            (18)      (85)
   Other                                          (16)      (41)
                                                -----     -----
       Net cash used in investing activities      (34)     (126)
                                                -----     -----

 Cash flows from financing activities
   Repurchase of common stock                     (41)      (22)
   Net proceeds from short-term borrowings         45        67
   Payment of long-term debt                      (97)      (22)
   Dividends paid on common stock                 (35)      (30)
   Dividends paid on preferred stock              (10)      (10)
   Other                                            5        (1)
                                                -----     -----

       Net cash used in financing activities     (133)      (18)
                                                -----     -----

 Decrease in cash and cash equivalents            (46)       (7)

 Cash and cash equivalents
   Beginning of period                             73        43
                                                -----     -----

   End of period                                $  27     $  36
                                                =====     =====



 See accompanying notes.
                                  - 5 -

                              CONRAIL INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)


      1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc. (the "Company") as of March 31, 1996 and December 31, 1995, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

      The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995, presented in the Company's Annual Report on Form 10-K.

      2. On February 21, 1996, the Board of Directors approved a voluntary early retirement program and voluntary separation program for eligible members of the non-union workforce. Eligible employees had until April 23, 1996 to apply for the programs. A total of 879 applications have been accepted under both programs. The Company estimates that the costs of the programs will be approximately $100 million and will be recorded in the second quarter of 1996. The majority of the costs of these programs will be paid from the Company's overfunded pension plan.

      3. In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During the first quarter of 1996, the Company acquired 560,308 shares for approximately $41 million under this program, and at March 31, 1996, approximately $208 million remained available from this authorization.

      4. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and
      Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. There have been no material developments with respect to these matters during the first three months of 1996, except as disclosed in the Annual Report on Form 10-K or elsewhere herein.

                     REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholders and Board of Directors of
    Conrail Inc.

    We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of March 31, 1996 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1996 and March 31, 1995. This financial information is the responsibility of the Company's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial informa tion for it to be in conformity with generally accepted accounting principles.

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 1996, except as to paragraphs five and six of Note 12 to the consolidated financial statements which are as of February 21, 1996, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the Company's change in methods of accounting for income taxes and postretirement benefits other than pensions in 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 17, 1996

                             CONRAIL INC.

    Item 2.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operations.
             -----------------------------------

    Results of Operations
    ---------------------

    Overview
    --------

    Net income for Conrail Inc. ("Conrail" or "the Company") for the first quarter of 1996 was $31 million ($.36 per share, primary and $.35 per share fully diluted basis) compared with net income of $55 million ($.66 per share, primary and $.61 per share, fully diluted basis) for the first quarter of 1995.

    Traffic volume decreased 2.7%, and total revenues for the first quarter of 1996 were the same as those for the first quarter of 1995. Difficult operating conditions caused by severe weather experienced over most of the Company's service area during the quarter were partly responsible for an increase in operating expenses of $45 million, or 5.8%, during the first quarter of 1996 as compared with those incurred during the first quarter of 1995.

    Conrail has revised its projection of 1996 line-haul revenue growth to between 3.0% and 4.0% from between 3.5% and 4.5%.
    The slightly lower revenue projections for the year and higher operating expenses for the first quarter of 1996 will make it difficult to achieve the Company's operating ratio (operating expenses as a percent of revenues) goal of 77.5% for 1996.

    On February 21, 1996, the Board of Directors approved a voluntary early retirement program and voluntary separation program for eligible members of the non-union workforce. The Company estimates that the costs of the programs will be approximately $100 million and will be recorded in the second quarter of 1996. The majority of the costs of these programs will be paid from the Company's overfunded pension plan.


    First Quarter 1996 compared with First Quarter 1995
    ---------------------------------------------------

    Net income for the first quarter of 1996 was $31 million compared with a net income for the first quarter of 1995 of $55 million.

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) remained unchanged at $889 million. A 2.7% decrease in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $23 million decrease in revenues. Average revenue per unit increased for the quarter, resulting from increases in average rates, $22 million, partially offset by an unfavorable traffic mix, $6 million. Other revenues increased $7 million.

    Operating expenses increased $45 million, or 5.8%, from $775 million in the first quarter of 1995 to $820 million in the first quarter of 1996. The following table sets forth the operating expenses for the two periods:

                                      First Quarter
                                      -------------
                                                       Increase
    ($ In Millions)                   1996     1995   (Decrease)
                                      ----     ----   ----------
    Compensation and benefits         $344     $332       $12
    Fuel                                50       46         4
    Material and supplies               60       56         4
    Equipment rents                     98       85        13
    Depreciation and amortization       71       73        (2)
    Casualties and insurance            48       39         9
    Other                              149      144         5
                                      ----     ----      ----
                                      $820     $775       $45
                                      ====     ====      ====

    Compensation and benefits as a percent of revenues was 38.7% in the first quarter of 1996 as compared with 37.4% in the first quarter of 1995. The increased labor costs of $12 million, or 3.6%, were primarily a result of increased wage rates, increased train crew costs and the overtime caused by the adverse weather conditions experienced during the quarter, which were partially offset by fewer employees in the first quarter of 1996.

    Fuel costs increased $4 million, or 8.7%, as a result of higher average fuel prices during the first quarter of 1996 as compared with the same quarter of 1995, and these higher prices are expected to continue in 1996.

    The increase of $13 million, or 15.3%, in equipment rents was primarily caused by the declines in equipment utilization reflecting the adverse weather conditions experienced during the quarter, as well as a decrease in locomotives temporarily leased to other railroads.

    Casualties and insurance costs increased $9 million, or 23.1%, primarily due to an increase in the cost and number of occupational health claims and to damage to equipment and property owned by others resulting from several derailments during the quarter. Employee injuries were about the same in both quarters.

    The Company's operating ratio was 92.3% for the first quarter of 1996 compared with 87.2% for the first quarter of 1995.


    Liquidity and Capital Resources
    -------------------------------
    The Company's cash and cash equivalents decreased $46 million in the first quarter of 1996, from $73 million at December 31, 1995 to $27 million at March 31, 1996. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings have been the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first quarter of 1996, operating activities provided cash of $121 million and net short-term borrowings provided $45 million.

    The principal uses of cash during the quarter were for: payment of long-term debt, $97 million; cash dividends on common and preferred stock, $45 million; repurchase of common stock, $41 million; and property and equipment acquisitions, $18 million.

    A working capital (current assets less current liabilities) deficiency of $38 million existed at March 31, 1996 as compared with working capital of $36 million at December 31, 1995. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

    In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During the first quarter of 1996, the Company acquired 560,308 shares for approximately $41 million under this program, and at March 31, 1996, approximately $208 million remained available from this authorization.

    During the first quarter of 1996, Consolidated Rail Corporation issued $45 million of commercial paper. At March 31, 1996, $234 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.


    Other Matters
    -------------
    Consolidated Rail Corporation, through the National Carriers' Conference Committee, is in various stages of negotiations with the labor organizations representing its unionized workforce. On May 8, 1996, the President appointed an Emergency Board to investigate disputes between the railroads and the Transportation Communications International Union ("TCU"), who otherwise would have been entitled to strike. Conrail cannot predict the outcome of the labor negotiations with the TCU or its other unions at this time.

                      PART II.  OTHER INFORMATION

                             CONRAIL INC.



    Item 6.  Exhibits and Reports on Form 8-K.
             --------------------------------

             (a)  Exhibits

                  3.1   Amended Articles of Incorporation of Conrail Inc.

                  11    Statement of earnings per share
                        computations.

                  12    Computations of the ratio of
                        earnings to fixed charges.

                  15    Letter re unaudited interim
                        financial information from Price Waterhouse
                        LLP.

                  27    Financial data schedule.

             (b)  Reports on Form 8-K

                  On February 21, 1996, the Company filed a report on Form 8-K reporting the following under "Item 5. Other Events,": On February 21, 1996, the Company issued a press release announcing early retirement and voluntary separation programs to be undertaken by its wholly-owned subsidiary, Consolidated Rail Corporation, and commenting on the effect of severe winter weather and sluggish economic conditions on first quarter performance.

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


                                    CONRAIL INC.
                                    Registrant



                                    /s/ Bruce B. Wilson
                                    --------------------------------
                                    Bruce B. Wilson
                                    Senior Vice President - Law


                                    /s/ Timothy T. O'Toole
                                    -------------------------------
                                    Timothy T. O'Toole
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)


    Date: May 13, 1996



                             EXHIBIT INDEX
                             -------------
    Exhibit
      No.
    -------

      3.1     Amended Articles of
              Incorporation of Conrail Inc.

      11      Statement of earnings per share
              computations.

      12      Computations of the ratio of
              earnings to fixed charges.

      15      Letter re unaudited interim
              financial information from
              Price Waterhouse LLP.

      27      Financial data schedule.