Form 10-Q
period 1996-06-30
CONRAIL INC
filed 1996-08-05
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996
                                                        -------------
    or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        -----    ------

Commission file number  1-12184
                        -------

                             CONRAIL INC.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-2728514
- -----------------------------------     ------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

           2001 Market Street, Philadelphia, Pennsylvania 19101
- -----------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (215) 209-4000
- ----------------------------------------------------------------------
         (Registrant's telephone number, including area code)


- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of Conrail Inc. common stock outstanding (as of July 15, 1996) 81,066,843

                             CONRAIL INC.


                                 INDEX


                                                        Page Number
                                                        ------------

   PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements:
                    Condensed Consolidated Statements
                    of Income - Quarters and six months
                    ended June 30, 1996 and 1995             3

                    Condensed Consolidated Balance
                    Sheets - June 30, 1996 and
                    December 31, 1995                        4

                    Condensed Consolidated Statements
                    of Cash Flows - Six months ended
                    June 30, 1996 and 1995                   5

                    Notes to Condensed Consolidated
                    Financial Statements                     6

                    Report of Independent Accountants        8

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                9

   PART II.         OTHER INFORMATION

           Item 1.  Legal Proceedings                       15

           Item 4.  Submission of Matters to a Vote
                    of Security Holders                     16

           Item 6.  Exhibits and Reports on Form 8-K        18


   SIGNATURES                                               19

                      PART I. FINANCIAL INFORMATION
                              CONRAIL INC.
Item 1.  Financial Statements.
         --------------------

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

[CAPTION]
($ In Millions Except Per Share Data)


                                        Quarters Ended      Six Months Ended
                                           June 30,            June 30,
                                       ----------------    ----------------
                                         1996     1995      1996      1995
                                       ------   ------     ------    ------
[S]                                      [C]       [C]     [C]       [C]
Revenues                                 $949      $923    $1,838    $1,812

Operating expenses
  Way and structures                      119       117       259       251
  Equipment                               199       187       418       388
  Transportation                          355       330       717       673
  General and administrative               87       109       186       206
  Voluntary separation programs           135                 135
                                         ----      ----    ------    ------
    Total operating expenses              895       743     1,715     1,518
                                         ----      ----    ------    ------
Income from operations                     54       180       123       294

Interest expense                          (46)      (50)      (93)      (98)

Other income, net                          30        35        58        60
                                         ----      ----    ------    ------
Income before income taxes                 38       165        88       256

Income taxes                               12        42        31        78
                                         ----      ----    ------    ------
Net income                               $ 26      $123    $   57    $  178
                                         ====      ====    ======    ======
Net income per common share
  Primary                              $  .30     $1.52    $  .66     $2.17
  Fully diluted                           .29      1.37       .64      1.98
Dividends per common share             $ .425     $.375    $  .85     $ .75
Weighted average number of shares
 used in computing earnings per share
 (thousands)
  Primary                              77,485    78,710    77,748    78,903
  Fully diluted                        87,230    88,569    87,499    88,765
Ratio of earnings to fixed charges       1.57x     3.42x     1.66x     2.92x



See accompanying notes.

                              CONRAIL INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
[CAPTION]

($ In Millions)                             June 30,    December 31,
                                              1996           1995
                                            --------    ------------
[S]                                         [C]            [C]
       ASSETS
Current assets
  Cash and cash equivalents                 $   28         $   73
  Accounts receivable                          667            614
  Deferred tax assets                          337            333
  Material and supplies                        156            158
  Other current assets                          35             28
                                            ------         ------
       Total current assets                  1,223          1,206

Property and equipment, net                  6,446          6,408
Other assets                                   672            810
                                            ------         ------
       Total assets                         $8,341         $8,424
                                            ======         ======

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                         35             89
  Current maturities of long-term debt         156            181
  Accounts payable                             153            113
  Wages and employee benefits                  192            183
  Casualty reserves                            114            110
  Accrued and other current liabilities        563            494
                                            ------         ------
       Total current liabilities             1,213          1,170

Long-term debt                               1,887          1,911
Casualty reserves                              213            217
Deferred income taxes                        1,408          1,393
Special income tax obligation                  393            440
Other liabilities                              328            316
                                            ------         ------
       Total liabilities                     5,442          5,447
                                            ------         ------
Stockholders' equity
  Series A ESOP convertible junior
   preferred stock                             281            282
  Unearned ESOP compensation                  (227)          (233)
  Common stock                                  86             85
  Additional paid-in capital                 2,184          2,187
  Employee benefits trust                     (306)          (329)
  Retained earnings                          1,157          1,176
                                            ------         ------
                                             3,175          3,168
  Treasury stock                              (276)          (191)
                                            ------         ------
       Total stockholders' equity            2,899          2,977
                                            ------         ------
       Total liabilities and
        stockholders' equity                $8,341         $8,424
                                            ======         ======

  See accompanying notes.

                             CONRAIL INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
[CAPTION]

($ In Millions)
                                                    Six Months Ended
                                                        June 30,
                                                    ----------------
                                                     1996       1995
                                                    -----      -----
[S]                                                 [C]        [C]
Cash flows from operating activities                $ 329      $ 306
                                                    -----      -----
Cash flows from investing activities
  Property and equipment acquisitions                (117)      (224)
  Payments for capital lease buyouts                  (17)       (56)
  Other                                               (11)       (48)
                                                    -----      -----
      Net cash used in investing activities          (145)      (328)
                                                    -----      -----
Cash flows from financing activities
  Repurchase of common stock                          (85)       (39)
  Net proceeds from (reductions in)
    short-term borrowings                             (54)       102
  Loans from and redemptions of insurance policies     95
  Proceeds from long-term debt                                    85
  Payment of long-term debt                          (113)       (53)
  Dividends paid on common stock                      (69)       (59)
  Dividends paid on preferred stock                   (10)       (16)
  Other                                                 7          5
                                                    -----      -----
      Net cash provided by (used in) financing
       activities                                    (229)        25
                                                    -----      -----

Increase (decrease) in cash and cash equivalents      (45)         3

Cash and cash equivalents
  Beginning of period                                  73         43
                                                    -----      -----

  End of period                                     $  28      $  46
                                                    =====      =====


See accompanying notes.

                              CONRAIL INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               (Unaudited)



1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc.(the "Company") as of June 30, 1996 and December 31, 1995, the consolidated results of operations for the three and six-month periods ending June 30, 1996 and 1995 and the consolidated cash flows for the six-month periods ended June 30, 1996 and 1995. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the voluntary separation programs charge mentioned in
Note 2, necessary to present fairly the results for the interim periods included.

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

2. During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") of $102 million and losses on long-term non-cancellable leases for office space no longer required as a result of the reductions in the Company's workforce. The charge increased from the Company's original estimate in May 1996 of approximately $100 million, primarily due to changes in estimates related to losses on the long-term leases.
A total of 879 applications were accepted from eligible employees under both programs. Approximately $90 million of the termination benefits to be paid under the voluntary separation programs will be paid from the Company's overfunded pension plan.

3. As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense for the quarter and six months ended June 30, 1995 was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

4. In April 1996, Consolidated Rail Corporation, the Company's principal subsidiary, issued $50 million of Pass-Through Certificates at a rate of 6.96% to finance equipment. Although the certificates are not direct obligations of, or guaranteed by Consolidated Rail Corporation, amounts payable under two related capital leases will be sufficient to pay principal and interest on the certificates.

In July 1996, Consolidated Rail Corporation issued $26 million of 1996 Equipment Trust Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were used to finance approximately 85% of the total purchase price of twenty locomotives.

5. In June 1996, the Company borrowed $69 million against the cash surrender value of its company-owned life insurance policies which it maintains on certain of its non-union employees. The Company also redeemed the remaining excess cash surrender value of $26 million.

6. In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During the six months of 1996, the Company acquired 1,184,204 shares for $85 million under this program, and at June 30, 1996, $164 million remained available from this authorization.

7. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Material developments with respect to these and other matters are discussed in "Other Matters" in the Management's Discussion and Analysis and in Part II, Item I - Legal Proceedings in this Form 10-Q.

                    REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors of
Conrail Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of June 30, 1996 and the related condensed consolidated statements of income for the three and six months ended June 30, 1996 and June 30, 1995 and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and June 30, 1995. This financial information is the responsibility of the Company's management.

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

July 17, 1996

                              CONRAIL INC.


 Item 2.  Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


Results of Operations
- ---------------------

Overview
- --------

Net income for Conrail Inc. ("Conrail" or the "Company") was $26 million for the second quarter of 1996 compared with $123 million for the second quarter of 1995. Net income for the second quarter of 1996 includes a one-time charge of $83 million (net of $52 million of tax benefits) related to voluntary separation programs and related costs (see Note 2 to the Condensed Consolidated Financial Statements). Results for the second quarter of 1995 include recognition of a $21 million reduction in income taxes related to a decrease in a state income tax rate enacted during the quarter (see Note 3 to the Condensed Consolidated Financial Statements). Without the aforementioned items, Conrail's net income for the second quarters of 1996 and 1995 would have been $109 million and $102 million, respectively.

Net income for the first six months of 1996 was $57 million compared with $178 million for the first six months of 1995. Conrail's net income for the first six months excluding the one-time charge of $83 million in 1996 and the $21 million tax benefit in 1995, would have been $140 million and $157 million for 1996 and 1995, respectively.

Net income per common share for the second quarter of 1996 was $.30 on a primary basis and $.29 on a fully diluted basis compared with $1.52 and $1.37 on the same bases for the second quarter of 1995. Without the effect of the one-time voluntary separation programs charge, net income per share for the second quarter of 1996 would have been $1.37 on a primary basis and $1.25 on a fully diluted basis. Without the effect of the state tax reduction, net income per common share for the second quarter of 1995 would have been $1.25 on a primary basis and $1.14 on a fully diluted basis. Net income per common share for the six months of 1996 was $.66 on a primary basis and $.64 on a fully diluted basis, compared with $2.17 and $1.98 on the respective bases for the same six-month period of 1995. Without the one-time charge in the first six months of 1996, net income per common share would have been $1.72 on a primary basis and $1.59 on a fully diluted basis. Excluding the one-time tax benefit for the first six months of 1995, net income per common share would have been $1.91 on a primary basis and $1.74 on a fully diluted basis.

Traffic volume and revenues increased 2.2% and 2.8%, respectively, for the second quarter of 1996, compared with the second quarter of 1995. Traffic volume was unchanged and revenues increased 1.4% for the first half of 1996, compared with the same period of 1995. The Company has lowered its 1996 annual projection of line haul revenue growth to between 2.0% and 3.0% from between 3.0% and 4.0%. The lower than expected revenue growth and the higher than expected operating expenses (excluding the one-time charge for the voluntary separation programs) during the first half of 1996 will prevent the Company from achieving its original operating ratio (operating expenses as a percent of revenues excluding one-time charges) goal of 77.5% for 1996.

Second Quarter 1996 compared with Second Quarter 1995
- -----------------------------------------------------

Net income for the second quarter of 1996 was $26 million after the net income effects of $83 million for the one-time charge for the voluntary separation programs (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the second quarter of 1995 was $123 million, which includes the effects of a one-time tax benefit of $21 million (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) increased $26 million, or 2.8%, from $923 million in the second quarter of 1995 to $949 million in the second quarter of 1996. A 2.2% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $19 million increase in revenues. Average revenue per unit increased revenues by $5 million due to increases in average rates. Other revenues increased $2 million.

Operating expenses increased $152 million (including the $135 million charge related to the voluntary separation programs), or 20.5%, from $743 million in the second quarter of 1995 to $895 million in the second quarter of 1996. The following table sets forth the operating expenses for the two periods:


                                     Second Quarter
                                     --------------

                                                        Increase
     ($ In Millions)                 1996      1995    (Decrease)
                                     ----      ----     --------
     Compensation and benefits       $309      $322      $(13)
     Fuel                              52        41        11
     Material and supplies             46        43         3
     Equipment rents                   95        83        12
     Depreciation and amortization     70        73        (3)
     Casualties and insurance          45        37         8
     Other                            143       144        (1)
     Voluntary separation programs    135                 135
                                     ----      ----      ----
                                     $895      $743      $152
                                     ====      ====      ====



Compensation and benefits as a percent of revenues was 32.6% in the second quarter of 1996 as compared with 34.8% in the second quarter of 1995. The decrease in labor costs of $13 million, or 4.0%, was mainly attributable to lower employment levels in the second quarter of 1996 and the absence of approximately $4 million in severance costs associated with a workforce reduction of approximately 600 employees in the second quarter of 1995.

Fuel costs increased $11 million, or 26.8%, primarily as a result of higher fuel prices.

Equipment rents increased $12 million, or 14.5%, principally as a result of declines in equipment utilization and increases in car hire rates.

In the second quarter of 1996, the Company recorded a one-time charge of $135 million for the voluntary separation programs and related costs (see Note 2 to the Condensed Consolidated Financial Statements).

Conrail's operating ratio was 94.3% for the second quarter of 1996, compared with 80.5% for the second quarter of 1995. Without the charge for the voluntary separation programs, the operating ratio for the second quarter of 1996 would have been 80.0%.

The Company's effective income tax rate for the second quarter of 1996 (including the effects of the voluntary separation programs charge) was 31.6% compared with 25.5% for the second quarter of 1995. The increase is primarily related to the inclusion of a $21 million reduction in income taxes in the second quarter of 1995 resulting from a decrease in a state income tax rate enacted during that quarter (see Note 3 to the Condensed Consolidated Financial Statements).


First Six Months of 1996 compared with First Six Months of 1995
- ---------------------------------------------------------------

Net income for the first six months of 1996 was $57 million and included the aforementioned second quarter one-time after-tax charge of $83 million (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of 1995 was $178 million which included the aforementioned tax benefit of $21 million recorded during the second quarter (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues increased $26 million, or 1.4%, to $1,838 million for the first six months of 1996 from $1,812 million for the first six months of 1995. A .3% decrease in traffic volume resulted in $4 million lower revenues. Average revenue per unit increased revenues by $21 million for the period, with higher average rates providing $27 million, while an unfavorable traffic mix caused a $6 million decrease. Other revenues increased $9 million.

Operating expenses increased $197 million, or 13.0%, to $1,715 million in the first six months of 1996, from $1,518 million in the first six months of 1995. The following table sets forth the operating expenses for the two periods:

                                      First Six Months
                                      ----------------
                                                         Increase
   ($ In Millions)                      1996     1995   (Decrease)
                                      ------   ------    --------

   Compensation and benefits          $  653   $  654      $ (1)
   Fuel                                  102       87        15
   Material and supplies                 106       99         7
   Equipment rents                       193      168        25
   Depreciation and amortization         141      146        (5)
   Casualties and insurance               93       76        17
   Other                                 292      288         4
   Voluntary separation programs         135                135
                                      ------   ------      ----
                                      $1,715   $1,518      $197
                                      ======   ======      ====


Compensation and benefits as a percent of revenues was 35.5% in the first six months of 1996 as compared with 36.0% in the first six months of 1995. Reductions in employment levels were essentially offset by increased wage costs, increased train crew costs and overtime caused by adverse weather conditions experienced during the first quarter of 1996.

Fuel costs increased $15 million, or 17.2%, due in the most part to higher fuel prices, which are expected to be lower than current levels in the second half of 1996, but higher than those in the second half of 1995.

Equipment rents increased $25 million, or 14.9%, primarily as a result of declines in equipment utilization, increased car hire rates and a decrease in locomotives temporarily leased to other railroads in the first quarter of 1996.

Casualties and insurance costs increased $17 million, or 22.4%, primarily due to an increase in the cost and number of occupational health claims, the cost to settle employee injury and road crossing accident claims, and damage to equipment and property owned by others from several derailments in the first quarter of 1996.

Conrail's operating ratio was 93.3% for the first six months of 1996, compared with 83.8% for the first six months of 1995. Without the $135 million one-time charge for the voluntary separation programs, the operating ratio for the first six months of 1996 would have been 85.9%.

The Company's effective income tax rate for the first six months of 1996 was 35.2% compared with 30.5% for the same period of 1995. The increase is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate which was enacted during the second quarter of 1995 (see Note 3 to the Condensed Consolidated Financial Statements).


Liquidity and Capital Resources
- -------------------------------

The Company's cash and cash equivalents decreased $45 million in the first six months of 1996, from $73 million at December 31, 1995 to

$28 million at June 30, 1996. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation, and borrowings by Consolidated Rail Corporation have been the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first six months of 1996, operating activities provided cash of $329 million and loans from and redemptions of insurance policies provided $95 million.

The principal uses of cash were as follows: property and equipment acquisitions, $117 million; payment of long-term debt, $113 million; repurchase of common stock, $85 million; and cash dividends on common and preferred stock, $79 million.

    Working capital (current assets less current liabilities) of $10 million existed at June 30, 1996 as compared with working capital of $36 million at December 31, 1995. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

During the first six months of 1996, Consolidated Rail Corporation issued $45 million of commercial paper and repaid $99 million. At June 30, 1996, $135 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

In April 1996, Consolidated Rail Corporation issued $50 million of Pass-Through Certificates at a rate of 6.96% to finance equipment. Although the certificates are not direct obligations of, or guaranteed by Consolidated Rail Corporation, amounts payable under two related capital leases will be sufficient to pay principal and interest on the certificates.

In July 1996, Consolidated Rail Corporation issued $26 million of 1996 Equipment Trust Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were used to finance approximately 85% of the total purchase price of twenty locomotives.

In June 1996, Consolidated Rail Corporation borrowed $69 million against the cash surrender value of its company-owned life insurance policies which it maintains on certain of its non-union employees. The Company also redeemed the remaining excess cash surrender value of $26 million. Both transactions resulted in an increase of $95 million in cash for the first six months of 1996.

In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During the first six months of 1996, the Company acquired 1,184,204 shares for approximately $85 million under this program, and at June 30, 1996, approximately $164 million remained available from this authorization.

On July 17, 1996, the Company's Board of Directors declared a quarterly dividend of $.475 per common share, an increase of $.05 per share, commencing with the dividend payable September 16, 1996, to shareholders of record on August 30, 1996.


Other Matters
- --------------

Consolidated Rail Corporation ("CRC") has recently received three adverse jury verdicts related to railroad crossing accidents in Ohio that include significant punitive damage awards that collectively approximate $40 million. CRC believes the punitive damage awards in the referenced cases are improper and that it has meritorious defenses and plans to appeal. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for such awards has been recorded as of June 30, 1996.

Consolidated Rail Corporation has reached tentative labor agreements with approximately 70% of its unionized work force. Certain of these agreements, which were the product of national bargaining, are subject to industry-wide ratification by the union membership. Conrail expects that these agreements ultimately will be ratified; however, in the event that agreements are not ratified, the union membership would be free to strike, which could severely curtail or shut down the operations of the railroads that are the subject of the strike.

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

                      PART II.   OTHER INFORMATION

                              CONRAIL INC.


Item 1. Legal Proceedings.
        -----------------

Punitive Damage Awards in Ohio Crossing Accident Cases

Consolidated Rail Corporation has recently received adverse jury verdicts in three separate crossing accident cases in Ohio: Garrett and Gollihue v Consolidated Rail Corp.; Wightman v Consolidated Rail Corp.; and Moore, et al. v Consolidated Rail Corp. In each case, the jury awarded substantial punitive damages in connection with property damage resulting from the accidents. Collectively, the total punitive damage awards total approximately $40 million, based on property damage that totals less than $5,000. Conrail believes that, ultimately, these awards should not be sustainable due to their failure to bear a reasonable relationship to the amount of physical property damage involved, and plans to appeal. Ohio law prohibits the award of punitive damages in connection with a wrongful death action.

 Item 4. Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         (a)  The Registrant held its Annual Meeting of
              Shareholders on May 15, 1996.

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

              (i) The election of four directors in Class III to serve until the Annual Meeting of Shareholders in 1999 and until their successors are elected and take office. All nominees were elected by majority vote and the number of votes cast for each follows (there were no broker non-votes):


                                             Common     Preferred
                                           ----------   ---------
                   Claude S. Brinegar

                   For                     71,857,941   8,820,751
                   Withheld                 1,013,980     934,108
                                           ----------   ---------
                      Total                72,871,921   9,754,859
                                           ==========   =========


                   Daniel B. Burke

                   For                     71,857,333   8,820,751
                   Withheld                 1,014,588     934,108
                                           ----------   ---------
                      Total                72,871,921   9,754,859
                                           ==========   =========

                   Roger S. Hillas


                   For                     71,830,838   8,773,977
                   Withheld                 1,041,083     980,882
                                           ----------   ---------
                     Total                 72,871,921   9,754,859
                                           ==========   =========


                   E. Bradley Jones


                   For                     71,848,461   8,806,316
                   Withheld                 1,023,460     948,543
                                           ----------   ---------
                     Total                 72,871,921   9,754,859
                                           ==========   =========


             (ii) Approval of the Amendment of the Conrail 1991 Long-Term Incentive Plan ("the Plan"). The Plan was passed by majority vote and the number of votes cast follows:

                                             Common     Preferred
                                           ----------   ---------
                   For                     55,538,125   7,129,859
                   Against                 16,273,498   2,276,210
                   Abstentions              1,060,298     348,790
                                           ----------   ---------
                     Total                 72,871,921   9,754,859
                                           ==========   =========




             (iii) Ratification of the appointment of Price Waterhouse
                   LLP as the independent accountants for the year 1996. The appointment of Price Waterhouse LLP was ratified by majority vote and the number of votes cast follows (there were no broker non-votes):

                                             Common     Preferred
                                           ----------   ---------
                   For                     72,334,392   8,989,576
                   Against                    294,264     458,160
                   Abstentions                243,265     307,123
                                           ----------   ---------
                     Total                 72,871,921   9,754,859
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


                                        CONRAIL INC.
                                        Registrant




                                        /S/ Bruce B. Wilson
                                        -------------------------------
                                        Bruce B. Wilson
                                        Senior Vice President - Law



                                        /S/ Timothy T. O'Toole
                                        -------------------------------
                                        Timothy T. O'Toole
                                        Senior Vice President - Finance
                                        (Principal Financial Officer)



Date:   August 5, 1996

                              EXHIBIT INDEX
                              -------------

Exhibit
  No.
- -------

  11      Statement of earnings per share
          computations.


  12 Computations of the ratio of earnings to fixed charges.


  15      Letter re unaudited interim financial
          information from Price Waterhouse LLP.


  27      Financial data schedule.