Form 10-Q
period 1996-09-30
CONRAIL INC
filed 1996-11-14
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or


( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


Commission file number 1-12184


                               CONRAIL INC.
  ----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Pennsylvania                      23-2728514
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)         Identification No.)


           2001 Market Street, Philadelphia, Pennsylvania 19101
                 (Address of principal executive offices)
                                (Zip Code)


                              (215) 209-4000
           (Registrant's telephone number, including area code)



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

Number of shares of Conrail Inc. common stock outstanding (as of October 31, 1996) 80,112,935

                               CONRAIL INC.



                                   INDEX




                                                        Page Number


PART I.    FINANCIAL INFORMATION


           Item 1.    Financial Statements:


                      Condensed Consolidated Statements
                      Quarters and nine months ended
                      September 30, 1996 and 1995              3


                      Condensed Consolidated Balance
                      Sheets - September 30, 1996 and
                      December 31, 1995                        4


                      Condensed Consolidated Statements
                      of Cash Flows - Nine months ended
                      September 30, 1996 and 1995              5


                      Notes to Condensed Consolidated
                      Financial Statements                    6


                      Report of Independent Accountants        8


           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                               9


PART II.   OTHER INFORMATION


           Item 1.    Legal Proceedings                        16


           Item 6.    Exhibits and Reports on Form 8-K         17


SIGNATURES                                                     19

                       PART I. FINANCIAL INFORMATION
                               CONRAIL INC.


Item 1.  Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

($ In Millions except per share data)


                                Quarters Ended    Nine Months Ended
                                 September 30,      September 30,
                                1996     1995      1996      1995
                                ------   ------    ------    ----

Revenues                       $  933    $  923    $ 2,771  $ 2,735

Operating expenses

  Way and structures              105      117         364      368

  Equipment                       196      187         614      575

  Transportation                  331      319       1,048      992

  General and administrative       66       92         252      298

  Voluntary separation programs  -----   -----       -----    ------

    Total operating expenses      698      715       2,413    2,233
                                 -----   -----       -----    -----

Income from operations            235      208         358      502

Interest expense                  (44)     (49)       (137)    (147)

Other income, net                  25       29          83       89
                                 -----   -----       -----    -----

Income before income taxes        216      188         304      444

Income taxes                       78       72         109      150
                                 -----   -----       -----    -----

Net income                      $ 138    $ 116       $ 195    $ 294
                                 =====   =====       =====    =====

Net income per common share

   Primary                       $1.74   $1.44       $2.39    $3.61

   Fully diluted                  1.58    1.31        2.21     3.28

Dividends per common share       $.475   $.425      $1.325   $1.175

Weighted average number of
  shares used in computing
  earnings per share (thousands)

   Primary                      76,825  78,664      77,443   78,837

   Fully diluted                86,489  88,525      87,194   88,853

Ratio of earnings to fixed
  charges                         4.77x   4.02x       2.64x   3.28x


See accompanying notes.

                               CONRAIL INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
($ in Millions)

                                        September 30,    December 31,
                                             1996           1995
                                        --------------   ------------
     ASSETS
Current assets
   Cash and cash equivalents               $ 33            $ 73
   Accounts receivable                      655             614
   Deferred tax assets                      337             333
   Material and supplies                    144             158
   Other current assets                      30              28
                                          -----            ----
     Total current assets                 1,199           1,206

Property and equipment, net               6,495           6,408
Other assets                                693             810
                                          -----           -----
     Total assets                       $ 8,387         $ 8,424
                                        =======         =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings                     65              89
   Current maturities of long-term debt     138             181
   Accounts payable                         158             113
   Wages and employee benefits              188             183
   Casualty reserves                        127             110
   Accrued and other current liabilities    574             494
                                           -----         ------
     Total current liabilities            1,250           1,170

Long-term debt                            1,891           1,911
Casualty reserves                           204             217
Deferred income taxes                     1,420           1,393
Special income tax obligation               369             440
Other liabilities                           315             316
                                          -----           -----
     Total liabilities                    5,449           5,447
                                         ------          ------

Stockholders' equity
   Series A ESOP convertible junior
     preferred stock                       281              282
   Unearned ESOP compensation             (224)            (233)
   Common stock                             86               85
   Additional paid-in capital            2,213            2,187
   Employee benefits trust                (331)            (329)
   Retained earnings                     1,251            1,176
                                        ------           ------
                                         3,276            3,168
   Treasury stock                         (338)            (191)
     Total stockholders' equity          2,938            2,977
     Total liabilities and              ------           ------
       stockholders' equity             $8,387          $ 8,424
                                        ======          =======


See accompanying notes.

                               CONRAIL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

($ in millions)

                                                           Nine Months Ended
                                                             September 30,
                                                           -----------------
                                                            1996     1995
                                                           -----    ------

Cash flows from operating activities                      $  548    $  515

Cash flows from investing activities
   Property and equipment acquisitions                     (233)      (327)
   Payments for capital lease buyouts                       (20)       (26)
   Other                                                    (11)       (37)
                                                            -----    -----
     Net cash used in investing activities                 (264)      (390)

Cash flows from financing activities
   Repurchase of common stock                             (147)        (52)
   Net proceeds from (reductions in) short-term
     borrowings                                            (24)         62
   Loans from and redemptions of insurance policies         95
   Proceeds from long-term debt                             26          85
   Payment of long-term debt                              (153)        (75)
   Dividends paid on common stock                         (108)        (94)
   Dividends paid on preferred stock                       (21)        (21)
   Other                                                     8           8
                                                          -----       -----
     Net cash used in financing activities                (324)        (87)

Increase (decrease) in cash and cash equivalents           (40)         38

Cash and cash equivalents
   Beginning of period                                      73          43
                                                         -----        -----

   End of period                                          $ 33        $ 81
                                                         =====       =====



See accompanying notes.

                               CONRAIL INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc. (the "Company") as of September 30, 1996 and December 31, 1995, the consolidated results of operations for the three and nine-month periods ending September 30, 1996 and 1995 and the consolidated cash flows for the nine-month periods ended September 30, 1996 and 1995. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments and the voluntary separation programs charge mentioned in Note 2, necessary to present fairly the results for the interim periods included.

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

2. During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") of $102 million and losses on long-term non-cancelable leases for office space no longer required as a result of the reductions in the Company's workforce. A total of 879 applications were accepted from eligible employees under both programs. Approximately $90 million of the termination benefits to be paid under the voluntary separation programs will be paid from the Company's overfunded pension plan.

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

4. In July 1996, the Consolidated Rail Corporation issued $26 million of 1996 Equipment Trust Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from

1997 to 2011. The certificates were used to finance approximately 85% of the total purchase price of twenty locomotives.

5. In June 1996, the Company borrowed $69 million against the cash surrender value of its company-owned life insurance policies which it maintains on certain of its non-union employees. The Company also redeemed the remaining excess cash surrender value of $26 million.

6. In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During the nine months of 1996, the Company acquired 2,086,904 shares for $147 million under this program. At September 30, 1996, $102 million remained available from this authorization. However, as a result of the proposed merger agreement with CSX Corporation, (see Note 7 and "Proposed Merger" included in the Management's Discussion and Analysis) the Company will not make any additional stock repurchases under this program.

7. On October 15, 1996, Conrail and CSX Corporation announced their agreement for a strategic merger. Under the terms of the proposed merger agreement, as amended, 40 percent of Conrail's common stock and ESOP convertible junior preferred stock would be acquired for cash at $110.00 per share, and the remaining 60 percent would be acquired for stock at an exchange ratio of 1.85619 CSX common shares for each Conrail share. On October 24, 1996, Norfolk Southern Corporation announced an unsolicated tender offer for all outstanding Conrail shares at $110 per share. See "Proposed Merger" included in the Management's Discussion and Analysis).

8. Information regarding contingent liabilities and litigation was included in Note 12 to Consolidated Financial Statements and Part I,
Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Material developments with respect to these and other matters are discussed in "Other Matters" in the Management's Discussion and Analysis of Results of Operations and in Part II, Item I - Legal Proceedings in this Form 10-Q.

                     REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholder and Board of Directors of
Conrail Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of September 30, 1996 and the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 1996 and September 30, 1995 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and September 30, 1995. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, of stockholder's equity and of cash flows for the year then ended (not presented herein), and in our report dated January 22, 1996, except as to paragraphs five and six of
Note 12 to the consolidated financial statements which are as of February 21, 1996, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the Company's change in methods of accounting for income taxes and postretirement benefits other than pensions in 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICE WATERHOUSE LLP
Thirty South Seventeenth Street
Philadelphia, PA 19103

October 16, 1996

                               CONRAIL INC.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations

Overview

Net income for Conrail Inc. ("Conrail" or the "Company") was $138 million for the third quarter of 1996 compared with $116 million for the third quarter of 1995. Net income for the first nine months of 1996 was $195 million compared with $294 million for the first nine months of 1995. Results for the first nine months of 1996 include a one-time charge of $83 million (net of $52 million of tax benefits) related to voluntary separation programs and related costs (see Note 2 to the Condensed Consolidated Financial Statements). Results for 1995 include recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate enacted during the second quarter of 1995 (see Note 3 to the Condensed Consolidated Financial Statements). Conrail's net income for the first nine months excluding the one-time charge of $83 million in 1996 and the $21 million tax benefit in 1995, would have been $278 million and $273 million for 1996 and 1995, respectively.

Net income per common share for the third quarter of 1996 was $1.74 on a primary basis and $1.58 on a fully diluted basis compared with $1.44 and $1.31 on the same bases for the third quarter of 1995. Net income per common share for the nine months of 1996 was $2.39 on a primary basis and $2.21 on a fully diluted basis compared with $3.61 and $3.28 on the respective bases for the same nine-month period of 1995. Without the effect of the one-time voluntary separation programs charge, net income per share for the first nine months of 1996 would have been $3.46 on a primary basis and $3.16 on a fully diluted basis. Excluding the one-time tax benefit for the first nine months of 1995, net income per common share would have been $3.34 on a primary basis and $3.05 on a fully diluted basis.

Traffic volume increases of 4.2% and 1.3% occurred during the third quarter and first nine months of 1996, respectively, compared with the same periods of 1995. These volume improvements were primarily responsible for the modest revenue increases experienced during these same periods of 1996 (1.1% and 1.3% for the third quarter and nine months, respectively). The Company has lowered its 1996 annual projection of line haul revenue growth to between 1.0% and 2.0% from between 2.0% and 3.0%. The revenue increase along with the Company's continued cost reduction efforts resulted in an operating ratio (operating expenses as a percent of revenues) of 74.9% for the third quarter of 1996 compared with 77.5% for the third quarter of 1995.


Third Quarter 1996 compared with Third Quarter 1995

Net income for the third quarter of 1996 was $138 million versus $116 million for third quarter of 1995.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenues) increased $10 million, or 1.1%, from $923 million in the third quarter of 1995 to $933 million in the third quarter of 1996. A 4.2% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $37 million increase in revenues. Average revenue per unit decreased revenues by $25 million due to decreases in average rates, $12 million, and an unfavorable traffic mix, $13 million. Other revenues decreased $2 million.

Operating expenses decreased $17 million, or 2.4%, from $715 million in the third quarter of 1995, to $698 million in the third quarter of 1996. The following table sets forth the operating expenses for the two periods:

                                     Third Quarter

                                                          Increase
($  In Millions)                 1996      1995          (Decrease)
                                 ----      ----           --------

    Compensation and benefits   $ 286       $ 304         $ (18)
    Fuel                           44          38             6
    Material and supplies          38          35             3
    Equipment rents                94          91             3
    Depreciation and
      amortization                 71          74            (3)
    Casualties and insurance       42          47            (5)
    Other                         123         126            (3)
                                -----        ----          -----
                                $ 698       $ 715          $(17)
                                =====       =====          =====

Compensation and benefits as a percent of revenues was 30.8% in the third quarter of 1996 as compared with 33.0% in the third quarter of 1995. The decrease in labor costs of $18 million, or 5.9%, was mainly attributable to lower employment levels and decreases in other employee-related costs in the third quarter of 1996.

Fuel costs increased $6 million, or 15.8%, primarily as a result of higher fuel prices.

Casualties and insurance decreased $5 million, or 10.6%, as a result of fewer personal injury and occupational health claims and several large adverse jury verdicts in the third quarter of 1995, partially offset by higher costs for damage to lading from derailments.

Conrail's operating ratio was 74.9% for the third quarter of 1996, compared with 77.5% for the third quarter of 1995.


First Nine Months of 1996 compared with First Nine Months of 1995

Net income for the first nine months of 1996 was $195 million and included the second quarter one-time after-tax charge of $83 million (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the first nine months of 1995 was $294 million which included the tax benefit of $21 million recorded during the second quarter (see Note 3 to the Condensed Consolidated Financial Statements).

Operating revenues increased $36 million, or 1.3%, to $2,771 million for the first nine months of 1996 from $2,735 million for the first nine months of 1995. A 1.3% increase in traffic volume resulted in a $32 million increase in revenues. Average revenue per unit decreased revenues by $4 million for the period, with an unfavorable traffic mix causing a $20 million decrease, partially offset by higher average rates providing $16 million. Other revenues increased $8 million.

Operating expenses increased $180 million, or 8.1%, to $2,413 million in the first nine months of 1996, from $2,233 million in the first nine months of 1995. The following table sets forth the operating expenses for the two periods:

                                             First Nine Months
                                             -----------------
                                                                  Increase
($  In Millions)                     1996          1995          (Decrease)
                                     ----          ----           --------

      Compensation and benefits     $ 939         $ 958            $ (19)
      Fuel                            146           125               21
      Material and supplies           144           134               10
      Equipment rents                 287           259               28
      Depreciation and amortization   212           220               (8)
      Casualties and insurance        135           123               12
      Other                           415           414                1
      Voluntary separation programs   135                            135
                                    -----         -----             ----
                                   $2,413        $2,233             $180
                                   ======       =======             ====


Compensation and benefits as a percent of revenues was 33.9% in the first nine months of 1996 as compared with 35.0% in the first nine months of 1995. Reductions in employment levels and other employee-related costs were partially offset by increased wage costs, increased train crew costs and overtime caused by adverse weather conditions experienced during the first quarter of 1996.

Fuel costs increased $21 million, or 16.8%, due mostly to higher fuel prices, which are expected to continue to increase into the fourth quarter.

Equipment rents increased $28 million, or 10.8%, primarily as a result of declines in equipment utilization and increased car hire rates.


Conrail's operating ratio was 87.1% for the first nine months of 1996, compared with 81.7% for the first nine months of 1995. Without the $135 million one-time charge for the voluntary separation programs, the operating ratio for the first nine months of 1996 would have been 82.2%.

The Company's effective income tax rate for the first nine months of 1996 was 35.9% compared with 33.8% for the same period of 1995. The lower effective rate in 1995 is primarily related to a $21 million reduction in income taxes as a result of a decrease in a state income tax rate (see
Note 3 to the Condensed Consolidated Financial Statements).


Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $40 million in the first nine months of 1996, from $73 million at December 31, 1995 to $33 million at September 30, 1996. Cash generated from operations, primarily from its wholly-owned subsidiary, Consolidated Rail Corporation ("CRC"), and borrowings by CRC have been the principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first nine months of 1996, operating activities provided cash of $548 million and loans from and redemptions of insurance policies added $95 million.

The principal uses of cash were: property and equipment acquisitions, $233 million; payment of long-term debt, $153 million; repurchase of common stock, $147 million; and cash dividends on common and preferred stock, $129 million.

A working capital (current assets less current liabilities) deficit of $51 million existed at September 30, 1996 as compared with working capital of $36 million at December 31, 1995. Management believes that the Company's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be obtained for working capital requirements.

During the first nine months of 1996, CRC issued $75 million of commercial paper and repaid $99 million. At September 30, 1996, $165 million remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

In July 1996, CRC issued $26 million of 1996 Equipment Trust Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were used to finance approximately 85% of the total purchase price of twenty locomotives.

In June 1996, CRC borrowed $69 million against the cash surrender value of its company-owned life insurance policies which it maintains on certain of its non-union employees. The Company also redeemed the remaining excess cash surrender value of $26 million. Both transactions resulted in an increase of $95 million in cash for 1996.

In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During the first nine months of 1996, the Company acquired 2,086,904 shares for $147 million under this program. At September 30, 1996, $102 million remained available from this authorization; however, as a result of the proposed merger agreement with CSX Corporation (see "Proposed Merger"), the Company will not make any additional stock repurchases under this program.


Proposed Merger

          On October 14, 1996, Conrail, CSX Corporation ("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, CSX commenced a cash tender offer for an aggregate of approximately 17.9 million shares of Conrail common stock and ESOP convertible junior preferred stock, or approximately 19.9% of the Conrail outstanding voting stock.

          On October 24 1996, Norfolk Southern Corporation ("Norfolk") commenced an unsolicited tender offer for all outstanding Conrail voting stock at $100 per share in cash. Norfolk has since increased its offer to $110 per share in cash. As set forth below, the Norfolk offer cannot be consummated under the terms of the Merger Agreement until at least July 12, 1997.

          Under the terms of the Merger Agreement, as amended on November 5, 1996, 40 percent of Conrail's common stock and ESOP convertible junior preferred stock will be acquired by CSX for cash at $110 per share, and the remaining 60 percent will be acquired for CSX Stock at an exchange ratio of 1.85619 CSX common shares for each Conrail share. Because the Conrail-CSX merger is subject to approval of the Surface Transportation Board, the consummation of the merger is expected to occur in the fourth quarter of 1997.

          The CSX tender offer is currently for 19.9 percent of the outstanding Conrail shares. If Conrail shareholders approve a proposal to opt out of Subchapter 25E of the Pennsylvania Business Corporation Law of 1988, as amended (the "PBCL"), CSX will either increase the number of shares to which the offer applies or make a second tender offer, in either case such that the total number of shares to be acquired will be 40 percent of the fully diluted Conrail shares. The terms and conditions of any second tender offer will be no less favorable to shareholders than the terms and conditions of the current CSX offer.

          CSX and Conrail also have granted each other an option to purchase 19.9 percent of the other's common shares under certain conditions. The 19.9 percent option held by CSX also would be exercisable if it purchases shares in the CSX tender offer.

          Following the CSX merger, John W. Snow, chairman, president and chief executive officer of CSX, will become chairman and chief executive officer of the new holding company. David M. LeVan, Conrail's chairman, president and chief executive officer, will become the new holding company's president and chief operating officer. The board of directors of the new holding company will be composed of an equal number of members appointed by each of CSX and Conrail. Upon consummation of the merger, Mr. LeVan will be president and chief executive officer of the two railroads. Mr. LeVan will succeed Mr. Snow as the chief executive officer of the new holding company two years after consummation of the merger, and will succeed Mr. Snow as chairman of the new holding company four years after consummation of the merger.

          The Conrail Board of Directors has unanimously recommended that shareholders do not tender their shares pursuant to the Norfolk offer. The Merger Agreement provides that, until July 12, 1997, the Conrail Board of Directors will not (i) withdraw or modify, or publicly propose to withdraw or modify, its approval or recommendation of the transactions with CSX, in a manner adverse to CSX, (ii) approve or recommend, or publicly propose to approve or recommend, any takeover proposal (such as the Norfolk offer) or (iii) cause Conrail to enter into any agreement related to any such takeover proposal. Because certain conditions to the Norfolk offer (such as redemption of the Conrail common stock purchase rights and approval of the Norfolk offer under Subchapter 25F of the PBCL) can only be satisfied if the Conrail Board of Directors takes such actions to approve the Norfolk offer, the Norfolk offer cannot be consummated under the terms of the Merger Agreement until at least July 12, 1997. In addition, the Merger Agreement provides that on or after July 12, 1997, certain conditions must be satisfied in order for the Conrail Board of Directors to take any of the foregoing actions. Moreover, the Conrail Board of Directors has no obligation under Pennsylvania law to agree to or recommend any takeover proposal (such as the Norfolk offer) or to take any such action to facilitate any such takeover proposal.

      The Conrail Board of Directors has unanimously recommended that shareholders who desire to receive cash now for a portion of their shares should tender pursuant to the CSX offer.

          The full terms and conditions of the CSX Offer and Conrail's position with respect to the CSX and Norfolk offers are set forth in documents filed by Conrail with the Securities and Exchange Commission on October 16, 1996, October 25, 1996, November 1, 1996, November 4, 1996, November 6, 1996, November 7, 1996, November 8, 1996 and November 13, 1996, all of which are filed as Exhibits 99.1-99.12, and the foregoing summary is qualified in its entirety by reference thereto. See also Part II, Item 1, "Legal Proceedings".


Other Matters

CRC has received three adverse jury verdicts related to railroad crossing accidents in Ohio that include significant punitive damage awards that collectively approximate $40 million. CRC believes the punitive damage awards in the referenced cases are improper and that it has meritorious defenses and plans to appeal. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for such awards has been recorded as of September 30, 1996.

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

                        PART II. OTHER INFORMATION

                               CONRAIL INC.


Item 1.    Legal Proceedings.


Norfolk Litigation

          On October 23, 1996, Norfolk filed a Complaint for Declaratory and Injunctive Relief (as amended on October 30, 1996, the "Complaint"), with respect to the transactions contemplated by the Merger Agreement, in the United States District Court for the Eastern District of Pennsylvania. Norfolk named CSX, Conrail and certain directors of Conrail as defendants. The Complaint in its currently amended form alleges, among other things, violations of: (1) fiduciary duties by the Conrail Board; (2) Conrail's Articles of Incorporation and By- Laws; and (3) Pennsylvania statutory law.

          In addition, Norfolk alleges that the CSX tender offer is coercive and unfair to Conrail shareholders; that certain provisions in the Merger Agreement prohibiting Conrail from changing its recommendation of the transaction or agreeing to a competing transaction until July 12, 1997, is ultra vires and a breach of the Conrail Board's fiduciary duties; and that Conrail and CSX violated disclosure provisions of the federal securities laws relating to tender offers and proxy solicitations through the misrepresentation and omission of material facts.

          Norfolk has requested preliminary and permanent injunctive and declaratory relief including, without limitation, an injunction to prevent defendants from: (1) continuing a tender offer for the Conrail shares, (2) taking any action to enforce certain provisions of the Merger Agreement, and (3) failing to take actions necessary to exempt Norfolk's proposal to acquire Conrail from certain provisions of Pennsylvania statutory law.

          Conrail believes that the claims set forth by Norfolk are entirely without merit, and on November 12, 1996, Conrail filed a motion to dismiss Norfolk's complaint in its entirety. A hearing on the preliminary injunction being sought by Norfolk has been scheduled for November 18, 1996.

Item 6.    Exhibits and Reports on Form 8-K.


           (a)  Exhibits

                2.1 Agreement and Plan of Merger dated October 14, 1996 among Conrail Inc., CSX Corporation and Green Acquisition Corp. (the "Merger Agreement") (incorporated by reference to Exhibit (c)(1) to the
                     Solicitation/Recommendation Statement on
                     Schedule 14D-9, originally filed with the Securities and Exchange Commission ("SEC") on October 16, 1996 (the "CSX 14D-9")).

                2.2 First Amendment to the Merger Agreement, dated as of November 5, 1996 (incorporated by reference to Exhibit (c)(11) to the CSX
                     14D-9).

                3    Amended and Restated By-laws of Conrail
                     (amended and restated as of October 14,
                     1996).

                10.1 Conrail Stock Option Agreement, dated as of
                     October 14, 1996 (incorporated by reference to Exhibit (c)(2) of the CSX 14D-9).

                10.2 CSX Stock Option Agreement, dated as of
                     October 14, 1996 (incorporated by reference to Exhibit (c)(3) of the CSX 14D-9).

                11   Statement of earnings per share computations.

                12 Computations of the ratio of earnings to fixed charges.

                15   Letter re unaudited interim financial
                     information from Price Waterhouse LLP.

                27   Financial data schedule.

                99.1 Solicitation/Recommendation Statement on
                     Schedule 14D-9 filed with the SEC on
                     October 16, 1996 (incorporated herein by reference).

                99.2 Amendment 1 to the CSX 14D-9 filed with the
                     SEC on October 25, 1996 (incorporated herein by reference).

                99.3 Amendment 2 to the CSX 14D-9 filed with the
                     SEC on October 31, 1996 (incorporated herein by reference).

                99.4 Amendment 3 to the CSX 14D-9 filed with the
                     SEC on November 4, 1996 (incorporated herein by reference).

                99.5 Amendment 4 to the CSX 14D-9 filed with the
                     SEC on November 6, 1996 (incorporated herein by reference).

                99.6 Amendment 5 to the CSX 14D-9 filed with the
                     SEC on November 7, 1996 (incorporated herein by reference).

                99.7 Amendment 6 to the CSX 14D-9 filed with the
                     SEC on November 8, 1996 (incorporated herein by reference).

                99.8 Amendment 7 to the CSX 14D-9 filed with the
                     SEC on November 13, 1996 (incorporated
                     herein by reference).

                99.9 Solicitation/Recommendation Statement on
                     Schedule 14D-9, filed with the SEC on
                     November 6, 1996 (the "Norfolk Southern
                     14D-9") (incorporated herein by reference).

              99.10  Amendment 1 to the Norfolk Southern 14D-9
                     filed with the SEC on November 7, 1996
                     (incorporated herein by reference).

              99.11  Amendment 2 to the Norfolk Southern 14D-9
                     filed with the SEC on November 8, 1996
                     (incorporated herein by reference).

              99.12  Amendment 3 to the Norfolk Southern 14D-9
                     filed with the SEC on November 13, 1996
                     (incorporated herein by reference).

           (b)  Reports on Form 8-K

                On October 22, 1996, the Company filed a report on Form 8-K reporting under Item 5, Other Events, that Conrail and CSX had entered into the Merger Agreement and the CSX Corporation Stock Option Agreement on October 14, 1996, and that Conrail had amended its Rights Agreement.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONRAIL INC.
                                    Registrant



                                    /s/ Bruce B. Wilson
                                    ------------------------
                                    Bruce B. Wilson
                                    Senior Vice President - Law



                                    /s/ Timothy T. O'Toole
                                    ------------------------
                                    Timothy T. O'Toole
                                    Senior Vice President -
                                    Finance
                                    (Principal Financial Officer)




Date:  November 14, 1996

                               EXHIBIT INDEX


Exhibit No.

      2.1 Agreement and Plan of Merger dated October 14, 1996 among Conrail Inc., CSX Corporation and Green Acquisition Corp. (the "Merger Agreement") (incorporated by reference to Exhibit (c)(1) to the Solicitation/Recommendation Statement on
                Schedule 14D-9, originally filed with the Securities and Exchange Commission ("SEC") on October 16, 1996 (the "CSX 14D-9")).

      2.2 First Amendment to the Merger Agreement, dated as of November 5, 1996 (incorporated by reference to Exhibit (c)(11) to the CSX 14D-9).

      3 Amended and Restated By-laws of Conrail (amended and restated as of October 14, 1996).

      10.1      Conrail Stock Option Agreement, dated as of
                October 14, 1996 (incorporated by reference to
                Exhibit (c)(2) of the CSX 14D-9).

      10.2      CSX Stock Option Agreement, dated as of
                October 14, 1996 (incorporated by reference to
                Exhibit (c)(3) of the CSX 14D-9).

      11        Statement of earnings per share.

      12 Computations of the ratio of earnings to fixed charges.

      15 Letter re unaudited interim financial information from Price Waterhouse LLP.

      27        Financial data schedule.

      99.1      Solicitation/Recommendation Statement on
                Schedule 14D-9 filed with the SEC on October 16,
                1996 (incorporated herein by reference).

      99.2 Amendment 1 to the CSX 14D-9 filed with the SEC on October 25, 1996 (incorporated herein by reference).

      99.3 Amendment 2 to the CSX 14D-9 filed with the SEC on November 1, 1996 (incorporated herein by reference).

      99.4 Amendment 3 to the CSX 14D-9 filed with the SEC on November 4, 1996 (incorporated herein by reference).

      99.5 Amendment 4 to the CSX 14D-9 filed with the SEC on November 6, 1996 (incorporated herein by reference).

      99.6 Amendment 5 to the CSX 14D-9 filed with the SEC on November 7, 1996 (incorporated herein by reference).

      99.7 Amendment 6 to the CSX 14D-9 filed with the SEC on November 8, 1996 (incorporated herein by reference).

      99.8 Amendment 7 to the CSX 14D-9 filed with the SEC on November 13, 1996 (incorporated herein by reference).

      99.9      Solicitation/Recommendation Statement on
                Schedule 14D-9, filed with the SEC on November 6,
                1996 (the "Norfolk Southern 14D-9") (incorporated herein by reference).

      99.10 Amendment 1 to the Norfolk Southern 14D-9 filed with the SEC on November 7, 1996 (incorporated herein by reference).

      99.11 Amendment 2 to the Norfolk Southern 14D-9 filed with the SEC on November 8, 1996 (incorporated herein by reference).

      99.12 Amendment 3 to the Norfolk Southern 14D-9 filed with the SEC on November 13, 1996 (incorporated herein by reference).