Form 10-K
period 1996-12-31
CONRAIL INC
filed 1997-03-25
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                    OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period from _________________ to ____________________

Commission File No. 1-12184
                               CONRAIL INC.
                               ------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                23 2728514
---------------------------------      -------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

2001 Market Street, Two Commerce Square
Philadelphia, Pennsylvania                                  19101-1417
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 209-4000
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
Yes   X    No
   ------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the Registrant (as of March 3, 1997): $9,260,302,728

Shares of Common Stock outstanding (as of March 3, 1997):  83,144,397

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         TABLE OF CONTENTS



         Item                                                          Page
Part I     1.  Business......................................            1
           2.  Properties....................................            1
           3.  Legal Proceedings.............................           17

           4.  Submission of Matters to a Vote of Security
                   Holders....................................          23
               Executive Officers of the Registrant...........          23


Part II    5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters.................         28
           6.  Selected Financial Data........................          28
           7.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..................................         31
           8.  Financial Statements and Supplementary Data....          41
           9.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure......         65


Part III  10.  Directors and Executive Officers of the
                   Registrant..................................         66

          11.  Executive Compensation.........................          69

          12.  Security Ownership of Certain Beneficial
                   Owners and Management.......................         77

          13.  Certain Relationships and Related Transactions.          79

Part IV   14.  Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.........................         80

Power of Attorney.............................................          86
Signatures....................................................          86

Exhibit Index.................................................          88

                                 PART I

Item 1.   Business.
------    --------
       and
Item 2.   Properties.
------    ----------

     GENERAL. Conrail Inc. was incorporated in Pennsylvania on
     -------
February 12, 1993 and on July 1, 1993 became the holding company of Consolidated Rail Corporation. Consolidated Rail Corporation is Conrail Inc.'s only significant subsidiary and primary asset. Conrail Inc.'s common stock is listed on the New York and Philadelphia Stock Exchanges.

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

     PROPOSED MERGER.  On October 14, 1996, Conrail, CSX Corporation
     ---------------
("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), pursuant to which Conrail was to be merged with a subsidiary of CSX in a merger-of-equals transaction.

     On October 24, 1996, Norfolk Southern Corporation ("Norfolk") commenced an unsolicited tender offer for all outstanding Conrail voting stock at $100 per share in cash. Norfolk has since increased its offer to $115 per share in cash.

     On November 20, 1996, CSX concluded its first tender offer and purchased approximately 19.9% of Conrail's outstanding shares for $110 per share.

     On December 18, 1996, CSX and Conrail entered into a second amendment to the Merger Agreement (the "Second Amendment") that would, among other things, (i) increase the consideration payable pursuant to the merger, (ii) accelerate the consummation of the merger to immediately following the receipt of applicable shareholder approvals and prior to the Surface Transportation Board ("STB") approval and
(iii) extend until December 31, 1998 an exclusivity period during which the Conrail Board agreed not to withdraw or modify its recommendations of the CSX transactions, approve or recommend any takeover proposal or cause Conrail to enter into any agreement related to any takeover proposal.

     On January 13, 1997, Norfolk issued a press release announcing that it would offer to purchase shares representing 9.9% of the outstanding shares for $115 per share, in the event that Conrail shareholders did not approve a proposal to opt out of a Pennsylvania statute (the "Opt Out Proposal") at the meeting of shareholders to be held on January 17, 1997 (the "Special Shareholders Meeting").

     On January 17, 1997, Conrail shareholders voted at the Special Shareholders Meeting against the Opt Out Proposal.

     On February 4, 1997, the amended Norfolk tender offer expired, and Norfolk subsequently purchased approximately 8.2 million Shares pursuant thereto.

     On March 7, 1997, Conrail and CSX entered into a Third Amendment (the "Third Amendment") to the Merger Agreement. Pursuant to the Third Amendment, (i) the price per share has been increased from $110 to $115, and the number of shares to be purchased in the tender offer has been increased to all outstanding shares. The tender offer is scheduled to close April 18, 1997 (subject to extension by CSX to June 2, 1997 whether or not the conditions have been satisfied), (ii) the consideration paid per share in the merger for all remaining outstanding shares following consummation of the offer has been increased to $115 in cash and (iii) the conditions to the offer relating to certain provisions of Pennsylvania law becoming inapplicable to Conrail and relating pending governmental actions or proceedings have been deleted.

     The Third Amendment also provides that CSX will have sole control over the regulatory approval process and will be free to conduct by itself discussions with other railroads, including Norfolk, relating to competitive issues raised by the CSX transactions, and to enter into any resulting agreement. It is anticipated that CSX and Norfolk will negotiate an appropriate division of Conrail's assets; however, neither the pending CSX tender offer nor the merger is conditioned on CSX's reaching an agreement with Norfolk.

     Pursuant to the Third Amendment, three members of Conrail's Board of Directors approved by CSX shall be invited to join the CSX Board of Directors and a transition team will be established, the leadership of which will include senior executive officers of CSX and Conrail to ensure the orderly operation of Conrail during the regulatory approval process and an orderly transition thereafter.

     Under the Third Amendment, Conrail and CSX agreed to reduce from December 31, 1998 to December 31, 1997 the period of time during which the Conrail Board is prohibited from (i) withdrawing or modifying, or publicly proposing to withdraw or modify, its approval or recommendation of the CSX transactions, in a manner adverse to CSX,
(ii) approving or recommending, or publicly proposing to approve or recommend, any competing proposal or (iii) causing Conrail to enter into any agreement related to any such competing proposal.

     Under the Merger Agreement as amended, Conrail may terminate the Merger Agreement in the event that after June 2, 1997, CSX fails to consummate the tender offer for any reason other than the non-occurrence of any condition to the tender offer. In the event that CSX fails to consummate the tender offer under such circumstances, Conrail will be entitled to exercise any additional remedies it may have.

     The full terms and conditions of the CSX and Norfolk offers and Conrail's position with respect to the CSX and Norfolk offers are set forth in documents filed by Conrail with the Securities and Exchange Commission.

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

      The Service Group System.  Beginning in 1994, Conrail's
      ------------------------
Marketing and Sales Department and related segments of its Operating Department were organized into four service groups: CORE Service, Intermodal Service, Unit Train Service and Automotive Service. Petrochemicals and Minerals, food and agriculture products, forest and manufactured products, and metals are handled by the CORE Service Group. The Intermodal Service Group handles intermodal trailers and containers. The Unit Train Service Group handles coal and ore traffic. The Automotive Service Group handles automotive parts and finished vehicles. Each of these groups controls the integrated planning, pricing and operating functions that will enable them to tailor services, develop products and make capital investments directed toward the special requirements of their respective customers.

     Revenues for the Service Groups for 1992 through 1996, together with total annual traffic volumes, are set forth in the following tables.

               SERVICE GROUPS - REVENUES ($ in Millions)

                                          Years ended December 31,
                                  ---------------------------------------
                                  1996    1995     1994     1993     1992
                                ------  ------   ------   ------   ------
CORE Service Group(1)
   Revenues(2)                  $1,542  $1,557   $1,587   $1,514   $1,468
   Percent of total              43.9%   44.5%    44.5%    45.9%    46.0%

Intermodal Service Group
   Revenues(2)                     747     701      742      647      597
   Percent of total              21.3%   20.0%    20.8%    19.6%    18.7%

Unit Train Service Group
   Revenues(2)                     666     659      631      583      673
   Percent of total              19.0%   18.8%    17.7%    17.7%    21.1%

Automotive Service Group
   Revenues(2)                     543     549      558      505      443
   Percent of total              15.5%   15.7%    15.7%    15.3%    13.9%

Total Unassigned Revenue(2)         11      36       46       48       10
                                  0.3%    1.0%     1.3%     1.5%     0.3%

Total line haul revenue          $3,509  $3,502  $3,564   $3,297   $3,191
Miscellaneous revenue(3)            205     184     169      156      154
                                 ------  ------  ------   ------   ------
Total freight revenue            $3,714  $3,686  $3,733   $3,453   $3,345
                                 ======  ======  ======   ======   ======

----------------------
(1)  Petrochemicals and
       Minerals                  $  582  $  584  $  603   $  565   $  541
     Food and Agriculture           335     353     361      351      347
     Forest and Mfg. Products       318     329     326      308      315
     Metals                         307     291     297      290      265
                                 ------  ------  ------   ------   ------
     Total CORE Srv. Grp.        $1,542  $1,557  $1,587   $1,514   $1,468
                                 ======  ======  ======   ======   ======

(2) Revenues for the years 1992 through 1994 have been reclassified to exclude unassigned revenue from Service Group totals to provide more accurate comparisons to the current period.

(3) Includes switching, demurrage and other miscellaneous revenues.

                   SERVICE GROUPS - VOLUME IN UNITS
         (FREIGHT CARS AND INTERMODAL TRAILERS AND CONTAINERS)
                            (In Thousands)

                                             Years ended December 31,
                                  -------------------------------------------
                                   1996    1995    1994     1993     1992
                                  -----   -----   -----    -----    -----
CORE Service Group (1)            1,235   1,254   1,321    1,302    1,213

Intermodal Service Group          1,584   1,473   1,589    1,355    1,220

Unit Train Service Group            862     862     912      878      964

Automotive Service Group            392     399     396      360      319
                                  -----   -----   -----    -----    -----
Total Volume                      4,073   3,988   4,218    3,895    3,716
                                  =====   =====   =====    =====    =====

__________________________
(1)  Petrochemicals and
       Minerals                     350     358     376      374      360
     Food and Agriculture           257     265     289      295      284
     Forest and Mfg. Products       290     306     318      309      290
     Metals                         338     325     338      324      279
                                  -----   -----   -----    -----    -----
     Total CORE Srv. Grp.         1,235   1,254   1,321    1,302    1,213
                                  =====   =====   =====    =====    =====


     CORE Service Group:
     ------------------

     In 1996, revenues and volume for this service group declined 1% and 1.6%, respectively, from 1995. Revenue in each of the business units comprising the CORE Service Group declined in 1996, except in the Metals Business Group which experienced revenue growth of 5.4% over 1995.

     Petrochemicals and Minerals:  This commodity group consists of a
     ---------------------------
wide variety of commodities, including agricultural and organic chemicals, plastic pellets, soda ash, construction minerals, petroleum products and waste. The majority of traffic is joint-line and the primary flows are between Louisiana and Texas, (as originating sources), and Delaware, New Jersey, and Pennsylvania (as destination points). This commodity group's customer base and origin/destination pair mix are both large and diverse, with none occupying a dominant position in terms of Conrail's traffic volume or revenues. Conrail's traffic in this commodity group increased in 1992 and 1993, leveled off in 1994, and declined slightly in 1995 and 1996, with revenue and volume down 0.3% and 2.5% respectively. Revenues from mineral products, which accounted for one-fourth of this group's volume in 1996, declined approximately 5% as the result of several plant closings.

     The largest component of this business is chemical traffic, accounting for approximately 44% of the revenue and 38% of the volume in 1996. This traffic includes chlorine, smaller volumes of other hazardous chemicals and non-hazardous substances which, if spilled or released into the atmosphere, could be dangerous and could result in significant liability to Conrail. Under catastrophic circumstances, such liability could exceed Conrail's $300 million in insurance coverage for such accidents. It is impossible to eliminate the risk of such liability; however, Conrail has not experienced any significant liability as a result of an accident involving chlorine or any other such substance. Furthermore, Conrail has safety procedures designed to prevent the occurrence of such accidents, or limit their impact should they occur, and works in concert with chemical manufacturers to reduce the risks in transporting these commodities, subscribing to the policies and procedures defined under Responsible Care partnerships. The year 1996 marked Conrail's first complete year as a Responsible Care partner.

     Increasing regulation by federal, state and local governments of the transportation and handling of hazardous and non-hazardous substances and waste has increased the administrative burden and costs of transporting certain commodities in this group.

     Food and Agriculture:  This commodity group includes fresh and
     ---------------------
processed food products moving primarily in boxcars, grain, grain products and agricultural chemicals moving in covered hopper and tank cars. Conrail's revenue declined by 5.1% and units declined by 2.8% in 1996 from 1995 levels. In the food commodities area, market share declines of several large customers account for the difference in volume and revenue from 1995 levels. Agriculture volume declined as record grain prices caused domestic users to reduce their use of grain and grain products. The 13.8% revenue decline in grain and grain products is primarily attributable to an increase in grain shippers' use of private cars.

     Forest and Manufactured Products:  This commodity group includes
     ---------------------------------
paper and wood products moving in boxcars, certain lumber and related products moving on flatcars, and general manufactured commodities moving in boxcars. Paper products account for 57% of 1996 revenue for this group, followed by wood products (30%), and manufactured products (13%). A 5.3% volume decline was partially offset by increases in revenue per unit, which yielded a net revenue decrease of 3.3%. High inventories and product prices drove paper receivers to work off existing inventories, reducing rail volume. Most of the inventory adjustments have taken place and shipments are expected to return to normal for 1997.

     Metals:  This commodity group includes scrap ferrous products and
     -------
semi-finished, finished and sheet steel. In 1995, this group experienced decreases in revenue and volume due to increased truck competition and selective price increases on low margin business. In 1996, volume increased 4% and revenues grew 5.4% over 1995. Market share gains from new mini-mills located on Conrail, capacity increases due to the acquisition of new coil cars and aggressive business development activity contributed to the year over year growth.

     Intermodal Service Group
     ------------------------

     Conrail continues to be one of the rail industry's leaders in handling intermodal traffic. Volume and revenue increased 7.6% and 6.6%, respectively, in 1996 from 1995. Conrail handled nearly 1.6 million units of intermodal traffic in 1996.

     Conrail's intermodal traffic consists of three segments. The first segment is Conrail's parcel/package traffic, which principally involves shipments for the U.S. Postal Service, United Parcel Service and less-than-truck-load companies. Revenue in this segment increased by 7.3% in 1996.

     The second segment is domestic traffic, which includes a variety of commodities and customers. Revenue in this segment increased by 7.8% in 1996. Traffic from major truckload companies continued to increase, as did traffic from intermodal marketing companies (or third party freight consolidators and brokers).

     International container traffic constitutes the third segment of Conrail's intermodal traffic. International container traffic chiefly involves goods produced in the Pacific Basin and shipped by rail from west coast ports to east coast markets. Conrail and its western railroad connections are able to participate in this traffic because they have established superior transit time compared with the all-water route through the Panama Canal. Conrail also participates in traffic moving through Atlantic ports for import and export trade with European and Mediterranean markets. Revenue from Conrail's international intermodal traffic increased 4.6% in 1996.

     In 1996, Conrail opened a new intermodal terminal in Pittsburgh, PA, initiated service from the Ameriport terminal in Philadelphia and reopened its intermodal terminal in Buffalo.

     Unit Train Service Group
     ------------------------

     In 1996, revenues for this service group increased by approximately 1.1%, despite no increase in traffic volume.

     Utility coal traffic, which makes up the majority of Conrail's coal business, increased 10.4% with a 13.5% increase in revenue in 1996. Utility coal moves from mines located on and off Conrail's system to electric utilities located on Conrail. Annual traffic volumes fluctuate with the inventory practices of the electric utilities, their use of alternative sources of energy and the weather. The 1996 increase reflects a very cold winter with lower utilization of nuclear units in Conrail's service area.

     The utility industry is undergoing a process of deregulation which is changing the competitive environment in this key Conrail
market.   Deregulation will increase the downward pressure on utility coal transportation rates and increase service requirements as utilities strive to reduce their costs to remain competitive. Deregulation, coupled with more stringent sulfur dioxide emission limits, should help Conrail's lower cost and lower sulfur coal sources in southwestern Pennsylvania and northern West Virginia to remain competitive. Shipments of Conrail-served coal from these areas increased 7.0% in 1996 over 1995.

     Export, industrial/cogeneration and metallurgical coal represent the three remaining segments of Conrail's coal traffic, with export coal volumes being one-third greater than industrial/cogeneration volumes and more than twice as great as metallurgical coal volumes.

     Export coal traffic volume declined 6% in 1996, after having increased 58% in 1995, due to strong domestic demand for coal which reduced the amount of coal available for the export market.

     Conrail's traffic volume and revenue for industrial/cogeneration coal was essentially unchanged from 1995.

     Conrail's traffic volume and revenue from metallurgical coal continues to decline, having decreased 38% in 1996 after a decline of 9% in 1995. Revenue in 1996 was down approximately 44%. The large decline in 1996 volume and revenue was due to the loss of a significant customer in the first half of the year. Sixty percent of this business was recovered in June of 1996, although at significantly lower rates.

     Conrail serves directly, or via short line switching carriers, many of the nation's largest active integrated steel production facilities. Although a significant portion of the active domestic steel industry is along the Cleveland-Chicago corridor on Conrail's system, the traditional domestic steel industry (using integrated steel production facilities) continues to eliminate inefficient production capacity, which in past years has adversely affected the volume of raw materials for steel production handled by Conrail, and could continue to do so. Volume in this segment is expected to continue to decline in 1997. This trend is continuing as iron ore and coke volume declined 12% in 1996, while revenues declined 3.5%.

     Automotive Service Group
     ------------------------

     Conrail's Automotive Service Group experienced a slight decrease in volume and revenue in 1996, despite continued slow growth in North American Light Vehicle Production, which increased 1% in 1996 over 1995. As a whole, the Automotive Service Group's revenues decreased 1.1%. Finished vehicles revenue increased 1%, and Autoparts experienced a 4% revenue reduction.

     General Motors' strike in the Fall of 1996 was the major factor contributing to the group's overall decline in volume and revenue, with a particularly negative impact on the autoparts business.

     Continued strong production by the foreign-based domestic manufacturers, and the shift of import traffic from East coast ports to cross-country landbridge shipments, resulted in an increase in finished vehicles traffic, despite the mid-year closing of General Motors' Tarrytown, NY plant and Chrysler's Newark, DE plant.

     Certain Statistics.  The following tables provide various
     ------------------
measurements relating to Conrail's rail operations from 1992 through 1996:


                                                     PRODUCTIVITY DATA
                                                  Years ended December 31,
                                           -------------------------------------
                                           1996     1995    1994    1993    1992
                                          -----    -----   -----   -----   -----
Operating ratio (1)...................    83.8%    87.6%   83.8%   82.9%   84.0%
Compensation and benefits ratio.......    32.5%    33.9%   33.7%   35.6%   37.0%
Employees (average)...................   21,280   23,510  24,833  25,406  25,380
Gross ton miles per freight employee
   hour worked (2)(3).................    4,634    4,352   4,135   3,805   3,746
Gross ton miles per freight train
   hour (thousands) (2)(3)............    113.4    118.7   113.0   119.0   122.1
Gross ton miles per locomotive in
  service (millions) (2)(3)...........    114.2    110.1   104.8   102.4   107.1
Gross ton miles per gallon of fuel (2)      773      774     749     745     770

(1) The 1996 operating ratio (operating expenses as a percent of revenues) includes the effect of a one-time $135 million charge for non-union voluntary separation programs and related losses on certain non-cancelable leases. Without this charge, Conrail's operating ratio would have been 79.7%. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements elsewhere in this Annual Report. Without the $285 million special charge in 1995, Conrail's operating ratio would have been 79.9%. See Note 10 to the Consolidated Financial Statements elsewhere in this Annual Report. Without the $84 million special charge in 1994, Conrail's operating ratio would have been 81.5%. See Note 11 to the Consolidated Financial Statements elsewhere in this Annual Report.

(2) Excluding subsidiaries, except Consolidated Rail Corporation.

(3) Locomotive weight not included.

                                                 QUALITY OF SERVICE DATA(1)
                                                  Years ended December 31,
                                           -------------------------------------
                                           1996     1995    1994    1993    1992
                                           ----     ----    ----    ----    ----

Miles of track under slow order.......       12       43      49      62      73
Locomotive out of service ratio.......     9.4%     9.1%    8.7%    8.3%    8.8%
Freight cars requiring heavy repairs..     5.6%     5.6%    4.9%    4.7%    4.0%
Reportable train accidents ...........      180      141     160     155     148
Cost of loss and damage incidents
   as a percent of revenue............     .52%     .47%    .48%    .39%    .39%


(1)  Excluding subsidiaries, except Consolidated Rail Corporation.

     COMPETITION.  Conrail's rail services face significant
     -----------
competition from trucks, from other railroads, and from the availability of the same or substitute goods produced at points not served by Conrail. The trucking industry is especially competitive in Conrail's service area because, among other reasons, freight in this region is moved shorter distances than in the West, and the cost characteristics of the railroad and trucking industries generally make trucks more competitive over shorter distances.

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

     Conrail is also subject to competition from other railroads. In most of Conrail's service territory, one or more other railroads can serve customers directly. Elsewhere, the ability to provide joint service with the many short lines whose operations have proliferated throughout the east, and/or in partnership with trucks (for pick-up, delivery, and draying services) allows rail competitors whose tracks do not reach given customers or points to constrain Conrail prices and to compete effectively for movement of the freight. In addition, recent changes in the nature of rail service offerings and in technology have expanded the scope of rail service beyond the physical limitations of lines, which has resulted in increased railroad competition.

     An important influence on Conrail's competitive position is regulation by the Federal government. Prior to 1980, regulation significantly inhibited the ability of railroads to respond to increasing customer demands, overall logistics needs, and changing transportation markets. The Staggers Rail Act of 1980 ("Staggers Act") substantially reduced the restrictions of regulation. In particular, railroads were given more opportunity to reduce costs and more freedom to adjust prices and service offerings, which enabled them to compete more effectively. Under the Staggers Act, the former Interstate Commerce Commission ("ICC") deregulated a significant amount of railroad traffic, including intermodal and most boxcar traffic, finished vehicles and numerous other commodities moving in other types of equipment.

     The Staggers Act further enhanced railroads' competitive options by permitting the use of railroad-shipper contracts for traffic still regulated, under which the parties can negotiate customer-specific prices, service standards and terms. These contracts generally provide prices lower than tariff rates and many do not guarantee that any given amount of freight will be shipped during their term. As of December 31, 1996, Conrail was a party to 3,362 such contracts for regulated traffic, which Conrail estimates accounted for 29% of its line-haul revenues in 1996. Although some contracts have a term longer than one year, most contracts are for one year or less. The majority of Conrail's multi-year contracts are subject to cost-related adjustments that provide for flat percentage increases. The cost-based provisions in certain of these contracts are tied to indices formerly under the jurisdiction of the ICC. Action to adjust these indices for productivity gains by the railroads has had an adverse impact on Conrail's ability to recover costs under such contracts, which accounted for less than 2% of Conrail's line haul revenues in 1996.

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

     As of December 31, 1996, Consolidated Rail Corporation (excluding its subsidiaries) maintained 16,970 miles of track including track for crossovers, turnouts, second main, other main, passing and switch track, on its 10,543 mile route system. Of total route miles, 8,459 are owned, 87 are leased or operated under contract and 1,997 are operated under trackage rights, including approximately 300 miles operated pursuant to an easement over Amtrak's Northeast Corridor. As of December 31, 1996, virtually all track over which at least 10 million gross tons moved annually (5,923 track miles) was heavy-weight rail of at least 127 pounds per yard, and 100% of such track had continuous welded rail. Continuous welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. As of December 31, 1996, Conrail had 8,804 miles of continuous welded rail on track it maintained.

     As of December 31, 1996, 83% of the 3,814 track miles maintained for fast freight traffic had a maximum operating speed of 50 MPH or more, and 70% had a maximum operating speed of at least 60 MPH. As of December 31, 1996, approximately 96% of the track over which at least 10 million gross tons moved annually was governed by automatic signal systems. In all, as of December 31, 1996, 7,656 miles of track were controlled by automatic signal systems.

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

     The following table indicates the number of locomotives and freight cars owned (or subject to capitalized leases) and includes 21,435 freight cars used by Conrail under operating leases. These total figures are as of December 31, 1996, and include stored or surplus units, but exclude subsidiaries other than Consolidated Rail Corporation, which have an immaterial number of locomotives and freight cars:

                    LOCOMOTIVES AND FREIGHT CARS

                                                Number of Units
                                             ----------------------
                                              Total       Stored(1)
                                             ------       ---------
     LOCOMOTIVES........................      2,006          122
                                             ------        -----
       Road.............................      1,834           78
       Switching........................        172           44


                                              Total       Surplus(2)
                                             ------       ----------

     FREIGHT CARS.......................     45,988        6,333
                                             ------        -----
       Box..............................      7,855        1,661
       Covered Hopper...................      3,400          315
       Open Hopper......................     11,464        3,265
       Gondola..........................      4,459          638
       Coil Steel.......................     11,294            0
       Multi-Level......................      6,005          165
       Flat and Other...................      1,511          289

-----------------
(1) Serviceable locomotives not required for current operations on December 31, 1996.

(2) Freight cars which did not move during the seven days immediately preceding December 31, 1996 and which were available for loading. The number of surplus freight cars during 1996 fluctuated due to variations in traffic and fleet adjustments.

     On December 31, 1996, the average age of Conrail's road locomotives, not including stored-serviceable units, was 11.1 years. The average age of the total locomotive fleet was 15.6 years, and the average age of the total freight car fleet was 22 years.


     CAPITAL EXPENDITURES.  The following tables provide information
     --------------------
concerning capital expenditures from 1992 through 1996:

                         CAPITAL EXPENDITURES
                             (In Millions)

                                                   Years ended December 31,
                                            ------------------------------------
                                            1996    1995    1994    1993    1992
                                            ----    ----    ----    ----    ----
Track rehabilitation......                  $203    $206    $221    $207    $275
Rolling stock and
transportation equipment..                   139     170     139     314      57
Other(1)..................                   136     118     148     129     159
                                            ----    ----    ----    ----    ----

Total.....................                  $478    $494    $508    $650    $491
                                            ====    ====    ====    ====    ====

Subsidiaries of
Consolidated Rail
Corporation (included in
Total)....................                  $  5    $  4    $  3    $  4    $ 12

(1) Includes communications and signals, bridges and tunnels, computers and telecommunications, and other improvements.

                         TRACK REHABILITATION

                                                   Years ended December 31,
                                            ____________________________________
                                            1996    1995    1994    1993    1992
                                            ----    ----    ----    ----    ----
Track miles surfaced......                 4,685   3,162   2,749   3,154   3,671
Track miles of rail laid..                   241     255     207     201     312
Ties installed (millions).                   0.9     1.1     1.1     1.0     1.4


     EMPLOYEES AND LABOR.  Including subsidiaries, Conrail's average
     -------------------
number of employees for 1996 was 21,280. Consolidated Rail Corporation (excluding subsidiaries) averaged 20,761 employees in 1996, 87% of whom are represented by a total of 14 labor organizations and are covered by 22 separate collective bargaining agreements.

     Conrail has concluded collective bargaining agreements with organizations representing approximately 66% of its total employees. These agreements contain moratorium clauses providing that they may
                                14
not be reopened prior to January 1, 2000. However, certain issues remain outstanding with one of the above-mentioned organizations, the Transportation Communications International Union, representing approximately 2,250 Conrail employees. The parties are currently in mediation under the auspices of the National Mediation Board (NMB). In addition, the United Transportation Union, which represents approximately 4,100 Conrail employees, contends that certain issues remain outstanding. The Company disputes this contention and the parties are in mediation.

     Conrail is currently in negotiations with organizations representing approximately 22% of its employees. The negotiations with the largest of these organizations, a coalition of the Brotherhood of Railroad Carmen and the Transport Workers Union, are currently in mediation. The outcome of these negotiations cannot be predicted at this time. If the NMB eventually concludes that its efforts to resolve the dispute will not be successful, it will proffer binding arbitration. If either side refuses to arbitrate, there is a 30-day "cooling-off" period during which the NMB may make a finding that the dispute threatens "substantially to interrupt interstate commerce to a degree such as to deprive any section of the country of essential transportation service." Such finding is then presented to the President of the United States who has the option of appointing an Emergency Board to investigate the dispute. If the President does not appoint an Emergency Board, the parties are free to resort to self help at the conclusion of the above-mentioned cooling-off period.

     If the President does appoint an Emergency Board, the Board has 30 days to investigate the dispute and report its findings. The Emergency Board's findings are non-binding. Although the parties must maintain the status quo for a period of 30 days following the issuance of the Board's report, any party which rejects the Board's findings may thereafter resort to self help. In the event of a strike, Congress has the power to resolve the dispute by enacting legislation, including legislation imposing a labor contract in accordance with the findings of the Emergency Board.

     In Conrail's negotiations with four other organizations representing approximately 4% of its employees, the parties have not invoked mediation.

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

     Should Conrail or its subsidiaries be the subject of a strike or secondary picketing, Conrail's rail operations could be stopped or severely curtailed.

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

     Conrail's rail operations are also subject to a variety of governmental laws and regulations relating to the protection of the environment. In addition to being involved as a potentially responsible party at numerous Superfund sites (see Item 3 - "Legal Proceedings"), Consolidated Rail Corporation is subject to increasing regulation of its transportation and handling of certain hazardous and non-hazardous commodities and waste which has resulted in additional administrative and operating costs. Also, on February 11, 1997, the United States Environmental Protection Agency published in the Federal Register Proposed Rule "Emission Standards for Locomotives and Locomotive Engines". According to the Proposed Rule, locomotive engines (other than those defined as new or remanufactured) may be
regulated by the states.   Additional investments will likely be
required to bring other than new locomotives into compliance, although the timing and amount of the investments will not be determinable until the Rule is adopted. Compliance with existing laws and regulations relating to the protection of the environment has not had a material effect on Conrail's capital expenditures, earnings or competitive condition. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," and Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

Item 3.  Legal Proceedings.  References to Conrail in "Item 3. Legal
------   -----------------
Proceedings" shall denote Consolidated Rail Corporation unless otherwise expressly noted.

     Occupational Disease Litigation.  Conrail has been named as a
     -------------------------------
defendant in lawsuits filed pursuant to the provisions of the Federal Employers' Liability Act ("FELA") by persons alleging (1) personal injury or death caused by exposure to asbestos in connection with railroad employment; (2) complete or partial loss of hearing caused by exposure to excessive noise in the course of railroad employment; (3) repetitive motion injury in connection with railroad employment; and
(4) personal injury or death caused by exposure to deleterious substances (mixed dusts, fumes, chemicals, etc.). As of December 31, 1996, Conrail was a defendant in 559 pending asbestos suits, 545 pending hearing loss suits, 1,318 repetitive motion injury suits and 374 pending deleterious substance suits, and had notice of 1,293 potential asbestosis claims, 2,734 potential hearing loss claims, 2,112 potential repetitive motion injury claims and 56 deleterious substance claims.

     Conrail expects to be named as a defendant in a significant number of occupational disease cases in the future.

     Norfolk Southern Corp., et al. v. Conrail Inc.  On October 23, 1996,
     ---------------------------------------------
Norfolk filed a Complaint for Declaratory and Injunctive Relief (as amended on October 30, 1996, the "Complaint"), with respect to the transactions contemplated by the Merger Agreement, in the United
States District Court for the Eastern District of Pennsylvania.
Norfolk named CSX, Conrail and certain directors of Conrail as defendants. The Complaint in its currently amended form alleges, among other things, violations of: (1) fiduciary duties by the Conrail Board; (2) Conrail's Articles of Incorporation and By-Laws;
and (3) Pennsylvania statutory law.

     In addition, Norfolk alleges that the CSX tender offer is coercive and unfair to Conrail shareholders; that certain provisions in the Merger Agreement prohibiting Conrail from changing its recommendation of the transaction or agreeing to a competing transaction, is ultra vires and a breach of the Conrail Board's fiduciary duties; and that Conrail and CSX violated disclosure provisions of the federal securities laws relating to tender offers and proxy solicitations through the misrepresentation and omission of material facts.

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

     Conrail believes that the claims set forth by Norfolk are entirely without merit, and on November 12, 1996, Conrail filed a motion to dismiss Norfolk's complaint in its entirety. The Federal District Court and the Third Circuit Court of Appeals have denied Norfolk's requests for the preliminary injunctions.

     Punitive Damage Awards in Ohio Crossing Accident Cases.
     ------------------------------------------------------
Consolidated Rail Corporation has recently received adverse jury verdicts in three separate crossing accident cases in Ohio: Garrett and Gollihue v. Consolidated Rail Corp.; Wightman v. Consolidated Rail Corp.; and Moore, et al. v. Consolidated Rail Corp. In each case, the jury awarded substantial punitive damages in connection with property damage resulting from the accidents. Collectively, the total punitive damage awards total approximately $30 million, based on property damage that totals less than $5,000. Conrail believes that, ultimately, these awards should not be sustainable due to their failure to bear a reasonable relationship to the amount of physical property damage involved, and has appealed. Ohio law prohibits the award of punitive damages in connection with a wrongful death action.

     Structure and Crossing Removal Disputes in Connection With Lines
     ----------------------------------------------------------------
Abandoned Under NERSA.  Conrail may be responsible, in whole or in
---------------------
part, for the costs of removal of several hundred overhead and underpass crossings located on railroad lines it has abandoned under NERSA (and, in some instances, responsible for the removal of the lines of railroad themselves as well as appurtenant structures). Conrail's liability for the removal of such lines, crossings and structures will be determined on a case-by-case basis, and is dependent upon the circumstances under which each was constructed, the nature of Conrail's property interest with respect to such structures, the existence of contracts pertaining to such crossings and structures, and applicable federal and state law. Some states have imposed upon Conrail the obligation to remove certain crossings.

     Engelhart v. Conrail.  In connection with the Special Voluntary
     --------------------
Retirement Program offered to certain employees in late 1989 and early 1990, Conrail used surplus funds in its over-funded Supplemental Pension Plan ("Plan") to fund certain aspects of that program. In December 1992, certain former Conrail employees brought suit challenging the use of surplus Plan funds (a) to pay administrative Plan expenses previously paid by Conrail, (b) to fund the Special Voluntary Retirement Program, and (c) to pay life insurance and medical insurance premiums of former employees as improper and unlawful, and alleging that employees who have made contributions to the Plan or its predecessor plans are entitled to share in the surplus assets of the Plan. In August, 1993, the court granted Conrail's Motion to Dismiss the majority of the counts in the complaint, but refused to dismiss the issue of Conrail's use of Plan assets to pay administrative expenses of the Plan, which are estimated to be approximately $40 million at December 31, 1996. Conrail believes that the use of surplus Plan assets for this purpose was lawful and proper. On September 16, 1996, the Judge granted Conrail's motion for summary judgment on all of the claims except for one individual participant claim. Plaintiffs have appealed those claims as to which they received an adverse ruling.

     Environmental Litigation.  Conrail is subject to various federal,
     ------------------------
state and local laws and regulations regarding environmental matters. In certain instances, Conrail has received notices of violations of such laws and regulations and either has taken or plans to take appropriate steps to address the problems cited or to contest the allegations of violation. As of December 31, 1996, Conrail had received inquiries from governmental agencies or had been identified, together with other companies, as a potentially responsible party for cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations throughout the country. However, Conrail, through its own investigations and assessments, believes it may have some potential responsibility at only 61 of these sites. The amounts Conrail has accrued with respect to the proceedings listed below are included in its $55 million accrual for estimated future environmental expenses. (See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report.) The significant environmental proceedings, including Superfund sites, are discussed below.

     United States v. Southeastern Pennsylvania Transportation
     ---------------------------------------------------------
Authority ("SEPTA"), National Railroad Passenger Corporation
------------------------------------------------------------
("Amtrak"), and Consolidated Rail Corporation.  In March 1986, the
---------------------------------------------
United States Environmental Protection Agency ("EPA") filed an action in the United States District Court for the Eastern District of Pennsylvania for cost recovery, injunctive relief, and a declaratory judgment against the Company, Southeastern Pennsylvania Transportation Authority ("SEPTA") and National Railroad Passenger Corp. ("Amtrak") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or "Superfund Law"), as amended. In 1990, the Pennsylvania Department of Environmental Resources intervened as a plaintiff. Suit is based on the release or threatened release at the Paoli Railroad Yard, Paoli, Chester County, Pennsylvania, of polychlorinated biphenyls ("PCBs"), a listed hazardous substance under CERCLA.

     Pursuant to a series of partial preliminary consent decrees, defendants have performed a series of cleanup actions both on and off-site and have conducted a Remedial Investigation/Feasibility Study ("RI/FS"). Those costs have been shared equally among the three defendants but are subject to reallocation.

     The estimated cost of the Company's portion of a remedy proposed by the parties was included in the 1991 special charge and subsequent adjustments to accruals. EPA and the railroad parties have entered into a tentative settlement agreement regarding EPA's claim for past costs, as well as federal and state natural resource damages. As part of the settlement, Amtrak, SEPTA and Conrail have committed to perform the on-site remedy for the rail yard.

     United States v. Conrail.  The EPA has listed Conrail's Elkhart
     ------------------------
Yard on the National Priorities List. The EPA contends that chemicals have migrated from the yard and contaminated drinking wells in the area. On February 14, 1990, EPA filed a civil action against Conrail in the U.S. District Court for the Northern District of Indiana seeking recovery of approximately $345,000 for costs incurred in protecting the water supply. In addition, EPA seeks a declaratory judgment against Conrail for all future costs incurred in responding to the release or threatened release of hazardous substances from the site. Conrail believes it is not the sole source and may not be a contributing source to the contamination alleged by EPA.

     Conrail filed a third-party action joining Penn Central as a defendant. Conrail and Penn Central have negotiated an interim cost sharing arrangement for the cost of implementing the EPA's 1992 interim record of decision, which is substantially complete. On May 15, 1995 EPA issued an Administrative Order to Conrail and Penn Central requiring the extension of public water hook-up to an additional 700 - 1,000 residences and businesses in the site area. Conrail and Penn Central have agreed that each company would comply with the Order. The cost for providing public water to the remaining residences is estimated to be in excess of $6 million, which will be apportioned between Penn Central and Conrail according to the interim cost sharing arrangement that has been negotiated. Conrail and Penn Central are attempting to negotiate a final settlement with EPA of the matter.

     United States v. Consolidated Rail Corp., et al (Berks Superfund
     ----------------------------------------------------------------
Site).  Conrail has been identified as the fifth largest generator of
-----
                                20
waste oil at the Berks Associates Superfund site in Douglasville, Pennsylvania. In addition, Conrail has become aware that it and its predecessor, Penn Central, owned a small portion of land that was leased to the operator of the Berks site. As such, Conrail's liability could increase due to its questionable status as both an owner and a generator. In August 1991, the EPA issued an administrative order against Conrail and thirty-five other entities mandating the implementation of an approximately $2 million partial remedy and filed a complaint in the U.S. District Court for the recovery of approximately $8 million in costs incurred by the government. The parties have negotiated an administrative order with the EPA and have filed an answer to the civil action. A group of potentially responsible parties (including Conrail) undertook compliance with the administrative order. Conrail and the 35 other defendants have filed a third-party complaint against approximately 630 entities seeking contribution for the costs of the remedy and government costs. Conrail, along with other defendants, is negotiating a settlement with the EPA. On June 30, 1993, the EPA issued another administrative order against Conrail and 33 other entities, mandating the remediation of the southern portion of the site. The EPA has requested a feasibility study for the implementation of a less expensive remedy for the southern portion of the site, which remedy would range from approximately $10-$12 million. Conrail's share of such a remedy has not yet been determined. In addition, the PADER has filed a complaint for the recovery of natural resource damages.

     United Scrap Lead - Troy, OH.  Conrail is a potentially
     ----------------------------
responsible party, along with more than 50 other parties, in the United Scrap Lead federal Superfund action in Troy, Ohio, where substantial quantities of batteries were disposed of over a period of several years. EPA sued Conrail and nine other parties in August 1991 for the recovery of approximately $2,000,000 in past costs.
Conrail and other PRP's have commissioned treatability studies. The parties are negotiating over the nature of the remediation to be undertaken at the site. EPA has selected a preferred alternative with an estimated total cost of $33 million, which the PRP group is challenging. Conrail's estimated share of any remedial costs is 8%.

     Commonwealth of Massachusetts v. Conrail (Locomotive Emission).
     --------------------------------------------------------------
On April 21, 1992, the Massachusetts Attorney General filed suit in state court alleging Conrail's violation of the Massachusetts Clean Air Act by allowing diesel engines to idle unnecessarily and/or in excess of thirty (30) minutes. On May 4, 1992, the court entered a preliminary injunction, the terms of which are substantially those embodied in Conrail's existing idling policy. The Attorney General has filed a complaint alleging Conrail's violation of the preliminary injunction. On February 2, 1993, the parties entered into a partial settlement agreement; however, the Attorney General has alleged that Conrail has failed to comply with certain provisions of the settlement. Conrail continues to attempt to settle the matter with the Attorney General's office.

     New York State Department of Environmental Conservation Order On
     ----------------------------------------------------------------
Consent (Selkirk Yard).  On July 31, 1996, the New York State
----------------------
Department of Environmental Conservation (NYSDEC) served Conrail with a revised draft Order on Consent requiring the payment of a penalty of $250,000 in connection with its inspection of Selkirk Yard. A revised Order was received by Conrail on August 6, 1996, requiring the payment of fines in connection with the 1991 inspection and mandates assessment and remediation of the facility. Conrail is negotiating the terms of the order with NYSDEC.

     New York State Department of Environmental Conservation Order on
     ----------------------------------------------------------------
Consent (DeWitt Yard).  On November 3, 1994, NYSDEC served Conrail
---------------------
with a Consent Order in connection with the alleged discharge of waste water from DeWitt Yard, Onondaga County, New York into New York state waters. On June 17, 1996, a revised Consent Order was issued to Conrail which added American Financial Group (Penn Central Corp.) as a named responsible party for the payment of penalties and preparation of a Site Assessment and Remediation Plan. Conrail and American Financial Group are negotiating the terms of the Order with NYSDEC.

     In the Matter of Conrail, Ashtabula, OH.  On September 21, 1994,
     ---------------------------------------
the EPA filed an Administrative Complaint against Conrail seeking civil penalties of $125,000 for certain alleged violations of its National Pollutants Discharge Emissions System permit. On November 27, 1995, EPA filed a separate Administrative Complaint seeking civil penalties for alleged violations of regulatory requirements pertaining to on-site petroleum storage. Conrail has reached agreement with EPA to jointly settle these matters for $150,000.

     Conway Yard, Pittsburgh.  In 1991, Conrail received Notices of
     -----------------------
Violation ("NOV") from the Pennsylvania DER ("PADER") alleging violations of the Clean Streams Act for discharges of oil into the Ohio River. In September 1993, PADER sent to Conrail a draft Consent Order and Agreement requiring a comprehensive site remediation for soil, ground water, surface waters and sediments at the Conway Railyard and requiring the payment of civil fines in connection with violations at the yard. Conrail and PADER continue to negotiate the extent of the investigation and remediation to be undertaken at the yard.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.




Executive Officers of the Registrant.
------------------------------------

     Conrail's officers are elected annually by the Board of Directors at its first meeting held after the meeting of shareholders at which directors are elected, and they hold office until their successors are elected. There are no family relationships among the officers or directors, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information, as of March 1, 1997, relating to the executive officers of Conrail and Consolidated Rail Corporation. An asterisk (*) indicates that such individual is an officer of Consolidated Rail Corporation only:


Name, Age, Present Position           Business Experience During Past 5
---------------------------         ------------------------------------
                                                  Years
                                                  -----

David M. LeVan, 51, Chairman,       Present position since May 1996.
  President and Chief Executive     Served as President and Chief
  Officer                           Executive Officer between March 1995
                                    and May 1996.  Served as President
                                    and Chief Operating Officer between
                                    September 1994 and March 1995.
                                    Served as Executive Vice President
                                    between November 1993 and September
                                    1994.  Served as Senior Vice
                                    President - Operations between July
                                    1992 and November 1993.  Served as
                                    Senior Vice President-Operating
                                    Systems and Strategies between
                                    November 1991 and July 1992.

Cynthia A. Archer, 43, Senior       Present position since May 1995.
  Vice President - Intermodal       Served as General Manager -
  Service Group                     Transportation and Customer Service
                                    of the Harrisburg Division between
                                    February 1994 and May 1995.  Served
                                    as Assistant Vice President - Food
                                    and Agriculture between September
                                    1993 and January 1994.  Served as
                                    Director - Intermodal Business
                                    Development between September 1991
                                    and August 1993.

Ronald J. Conway, 53, Senior        Present position since November
  Vice President - Operations       1994.  Served as Vice President -
                                    Operations between September 1994
                                    and November 1994.  Served as Vice
                                    President -  Transportation between
                                    July 1994 and September 1994.
                                    Served as Vice President -
                                    Intermodal Service Group between
                                    November 1993 and July 1994.  Served
                                    as Assistant Vice President -
                                    Petrochemicals and Minerals between
                                    April 1992 and November 1993.

Timothy P. Dwyer, 47, Senior        Present position since November
  Vice President - Unit Train       1994.  Served as Vice President -
  Service Group                     Unit Train Service Group between
                                    November 1993 and November 1994.
                                    Served as General Manager -
                                    Philadelphia Division between April
                                    1992 and November 1993.

John A. McKelvey, 45, Senior        Present position since February
  Vice President - Finance          1997.  Served as Vice President-
                                    Service Delivery between January
                                    1996 and February 1997.  Served as
                                    Vice President - Materials and
                                    Purchasing between April 1994 and
                                    January 1996.  Served as Vice
                                    President - Controller between May
                                    1993 and March 1994.  Served as Vice
                                    President - Treasurer between 1988
                                    and May 1993.

Frank H. Nichols, 50, Senior        Present position since May 1995.
  Vice President -                  Served as Vice President - Human
  Organizational Performance        Resources between February 1993 and
                                    May 1995.  Served as Assistant Vice
                                    President - Finance between November
                                    1988 and February 1993.

Timothy T. O'Toole, 41, Senior      Present position since February
  Vice President - Law and          1997.  Served as Senior Vice
  Government Affairs                President-Finance between April 1996
                                    and February 1997.  Served as Vice
                                    President and Treasurer between
                                    April 1994 and April 1996.  Served
                                    as Vice President and General
                                    Counsel between May 1989 and April
                                    1994.

Lester M. Passa, 43, Senior         Present position since February
  Vice President - Automotive       1997.  Served as Vice President-
  Service Group                     Logistics and Corporate Strategy
                                    between March 1995 and February
                                    1997.  Served as Assistant Vice
                                    President - Corporate Strategy
                                    between February 1993 and March
                                    1995.  Served as Director -
                                    Intermodal Planning between October
                                    1991 and January 1993.

John P. Sammon, 46, Senior Vice     Present position since November
  President - CORE Service          1994.  Served as Vice President -
  Group                             Intermodal between July 1994 and
                                    November 1994.  Served as Assistant
                                    Vice President- Intermodal between
                                    January 1988 and July 1994.

George P. Turner, 55, Senior        Present position since February
  Vice President - Merger           1997.  Served as Senior Vice
  Transition                        President-Automotive Service Group
                                    between November 1994 and February
                                    1997. Served as Vice President -
                                    Automotive Service Group between
                                    November 1993 and November 1994.
                                    Served as Assistant Vice President -
                                    Automotive between April 1992
                                    and November 1993.

Bruce B. Wilson, 61, Senior         Present position since February
  Vice President - Merger           1997.  Served as Senior Vice
                                    President - Law between April 1987
                                    and February 1997.

Lucy S.L. Amerman, 46, Vice         Present position since July 1994.
  President - Risk Management*      Served as Assistant Vice President -
                                    Claims and Litigation between April
                                    1994 and July 1994.  Served as
                                    General Counsel - Litigation between
                                    March 1990 and March 1994.

Dennis A. Arouca, 45, Vice          Present position since May 1994.
  President - Labor Relations*      Served as Partner in the law firm of
                                    Pepper Hamilton & Scheetz between
                                    February 1986 and May 1994.

Gerald T. Gates, 43, Vice           Present position since January 1996.
  President - Customer Support*     Served as Vice President -
                                    Transportation between November 1994
                                    and January 1996.  Served as Vice
                                    President - Mechanical between
                                    December 1993 and November 1994.
                                    Served as Assistant Vice President -
                                    Operations Planning and
                                    Administration between July 1992 and
                                    November 1993.  Served as General
                                    Manager - Indianapolis Division
                                    between September 1990 and July
                                    1992.

Hugh J. Kiley, 44, Vice             Present position since January 1996.
  President - Service Design        Served as Assistant Vice President -
  & Planning*                       Performance and Process Management
                                    between November 1994 and January
                                    1996.  Served as Assistant Vice
                                    President - Program Management
                                    between May 1994 and November 1994.
                                    Served as General Manager - National
                                    Customer Service Center between
                                    November 1990 and May 1994.

Craig R. MacQueen, 44, Vice         Present position since June 1995.
  President - Corporate             Served as Assistant Vice President -
  Communications*                   Public Affairs between September
                                    1992 and June 1995.  Served as
                                    Executive Director - Public Affairs
                                    between November 1990 and August
                                    1992.

Donald W. Mattson, 54, Vice         Present position since April 1994.
  President - Controller            Served as Vice President - Treasurer
                                    between May 1993 and April 1994.
                                    Served as Vice President -
                                    Controller between August 1988 and
                                    May 1993.

Thomas J. McFadden, 42,             Present position since May 1996.
  Treasurer*                        Served as Assistant Treasurer -
                                    Investor Relations and Finance
                                    between June 1994 and May 1996.
                                    Served as Director - Project
                                    Financing between July 1990 and June
                                    1994.

James D. McGeehan, 48,              Present position since May 1996.
  Corporate Secretary               Served as Assistant Corporate
                                    Secretary between December 1980 and
                                    May 1996.

William B. Newman, Jr., 46,         Present position since 1981.
  Vice President and
  Washington Counsel*

Albert M. Polinsky, 50, Vice        Present position since April 1994.
  President - Information           Served as Assistant Vice President -
  Systems*                          Program Management between December
                                    1993 and March 1994.  Served as
                                    Assistant Vice President - Marketing
                                    Services between April 1992 and
                                    December 1993.

John M. Samuels, 53, Vice           Present position since January 1996.
  President - Operating Assets*     Served as Vice President -
                                    Mechanical between November 1994 and
                                    January 1996.  Served as Vice
                                    President - Engineering between
                                    April 1992 and November 1994.

Gary M. Spiegel, 46, Vice           Present position since February
  President - Service Delivery*     1997.  Served as Assistant-Vice
                                    President - Train Operations between
                                    August 1994 and February 1997.
                                    Served as General Manager-
                                    Transportation and Customer Service
                                    between April 1992 and August 1994.

                                PART II

Item 5.   Market for Registrant's Common Equity
------    -------------------------------------
          and Related Stockholder Matters.
          -------------------------------

     Conrail's common stock is listed for trading on the New York
Stock Exchange and the Philadelphia Stock Exchange.   The number of
holders of record of Conrail common stock on March 1, 1997 was 18,377. For the high and low sales prices of Conrail's common stock on the New York Stock Exchange and the frequency and amount of cash dividends for 1996 and 1995, see Note 14 to the Consolidated Financial Statements included elsewhere in this Annual Report.

Item 6.  Selected Financial Data.
------   -----------------------

     The selected consolidated financial data included in the following tables have been derived from Conrail's Consolidated Financial Statements. The consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the consolidated balance sheets as of December 31, 1996 and 1995 appear elsewhere in this Annual Report and have been audited by the Company's independent accountants, as indicated in their report thereon. For purposes of the following selected consolidated financial data, references to Conrail reflect the consolidated entities of Consolidated Rail Corporation for periods prior to July 1, 1993 and Conrail Inc. for subsequent periods.

     The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes and other financial information included elsewhere in this Annual Report.

                                                 Years ended December 31,
                                          -----------------------------------------

                                          1996     1995     1994     1993(4)   1992
                                          ----     ----     ----     ----      ----
                                           (In Millions Except Per Share Amounts)
STATEMENT OF INCOME DATA:
Revenues                                $3,714   $3,686   $3,733   $3,453    $3,345
Operating expenses (before one-time
   charges)(1)                           2,978    2,945    3,043    2,862     2,811
   One-time charges (1),(2) and (3)        135      285       84
                                        ------   ------   ------   ------    ------
Income from operations                     601      456      606      591       534
Interest expense                          (182)    (194)    (192)    (185)     (172)
Loss on disposition of subsidiary (5)                                 (80)
Other income, net                          112      130      118      114        98
                                        ------   ------   ------   ------    ------
Income before income taxes and the
  cumulative effect of changes
  in accounting principles                 531      392      532      440       460
Income taxes (2)                           189      128      208      206       178
                                        ------   ------   ------   ------    ------
Income before the cumulative
  effect of changes in accounting
  principles                               342      264      324      234       282
Cumulative effect of changes in
  accounting principles                                               (74)
                                        ------   ------   ------   ------    ------
Net income                              $  342   $  264   $  324   $  160    $  282
                                        ======   ======   ======   ======    ======

Income per common share
  before the cumulative effect of
  changes in accounting principles
  Primary                               $ 4.25   $ 3.19   $ 3.90   $ 2.74    $ 3.28
  Fully diluted                           3.89     2.94     3.56     2.51      2.99
Cumulative effect of changes in
  accounting principles
  Primary                                                            (.92)
  Fully diluted                                                      (.81)
Net income per common share (6)
  Primary                                 4.25     3.19     3.90     1.82      3.28
  Fully diluted                           3.89     2.94     3.56     1.70      2.99

Dividends per common share (6)            1.80     1.60     1.40     1.20      1.00


                                                Years ended December 31,
                                           ----------------------------------

                                          1996     1995     1994     1993      1992
                                          ----     ----     ----     ----      ----
                                                        (In Millions)

BALANCE SHEET DATA:
Cash, cash equivalents and
  temporary cash investments            $   30   $   73   $   43   $   38    $   40
Working capital (deficit)                   25       36      (76)     (13)     (489)
Total assets                             8,402    8,424    8,322    7,948     7,315
Other noncurrent liabilities (net of
  current maturities of debt)            2,379    2,444    2,480    2,433     2,075
Deferred income taxes                    1,478    1,393    1,203    1,081       644
Special income tax obligation              346      440      513      575       569
Stockholders' equity                     3,107    2,977    2,925    2,784     2,748


                     NOTES TO SELECTED FINANCIAL DATA

1. Included in 1996 operating expenses is a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reduction in the Company's workforce. Over 840 applications were accepted from eligible employees under both programs. Approximately $90 million of the termination benefits are being paid from the Company's overfunded pension plan. Also included in 1996 operating expenses are expenses of $16 million (before tax benefits of $6 million) incurred by Conrail as a result of the proposed merger with CSX Corporation. Without these items, net income for 1996 would have been $435 million ($5.45 per share, primary and $4.96 per share, fully diluted). (See Notes 3 and 2, respectively to the Consolidated Financial Statements included elsewhere in this Annual Report.)

2. Included in 1995 operating expenses is an asset disposition charge of $285 million, which reduced net income by $176 million. The asset disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically support current and expected operations. The Company identified and has committed to sell 1,800 miles of rail lines that are expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition have been written down to estimated net realizable value. Also, in 1995, as a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense was reduced by $21 million representing the effect of adjustment for the rate decrease as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Without these items, net income for 1995 would have been $419 million ($5.16 per share, primary and $4.69 per share, fully diluted). (See Notes 10 and 7, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report.)

3. In 1994, Conrail recorded a charge of $51 million (after tax benefits of $33 million) for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from Conrail's overfunded pension plan. Without this one-time charge, net income would have been $375 million ($4.54 per share, primary and $4.13 per share, fully diluted). (See Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report.)

4. Conrail adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), and SFAS 109 effective January 1, 1993. As a result, in the first quarter of 1993, Conrail recorded cumulative after-tax charges of $22 million and $52 million, respectively. In addition, as a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, income tax expense includes $34 million of a retroactive nature, primarily for the effects of adjusting deferred income taxes and the special income tax obligation for the rate increase as required under SFAS 109.

5. In 1993, Conrail committed to a plan for disposition of its investment in Concord Resources Group, Inc. ("Concord"). Pursuant to this plan, Conrail recorded an estimated loss of $80 million for the disposition of its investment, including $19 million for operating losses expected to be incurred during the phase-out period and disposition costs. Conrail also recorded estimated federal tax benefits of $30 million relating to the disposition. In June 1995, the Company completed the disposition of the last two major waste disposal facilities of Concord. The disposition had no financial statement impact.

6. Net income and dividends per common share include the effects of a 1992 two-for-one common stock split. The calculations of income per common share for 1996, 1995 and 1994 are shown in Exhibit 11, Part IV included elsewhere in this Annual Report.

Item 7.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
          Condition and Results of Operations.
          -----------------------------------

Overview
--------

Conrail's net income for 1996 was $342 million, compared with $264 million for 1995 and $324 million for 1994. Results for 1996 include a one-time charge of $83 million (net of $52 million of tax benefits) related to voluntary separation programs and related costs and merger-related expenses of $10 million (net of $6 million of tax benefits) incurred in connection with the proposed merger with CSX Corporation ("CSX") (see Notes 3 and 2, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report). Without these charges, net income for 1996 would have been $435 million.

The results for 1995 include the effects of a $285 million asset disposition charge ($176 million after income taxes) and the recognition of a $21 million reduction in income taxes related to a decrease in a state tax rate (see Notes 10 and 7, respectively, to the Consolidated Financial Statements included elsewhere in this Annual Report). Results for 1994 include a one-time charge of $51 million (net of tax benefits of $33 million) for a non-union early retirement program and related costs (see
Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report). Absent the one-time items, Conrail's net income for 1995 and 1994 would have been $419 million and $375 million, respectively.

Traffic volumes and operating revenues increased 2.1% and .8%, respectively, in 1996 compared with 1995. Lower than anticipated revenue growth and higher than expected operating expenses resulted in an operating ratio (operating expenses as a percent of revenues) of 83.8%. Excluding the voluntary separation programs charge and merger-related costs, Conrail's operating ratio was 79.7% compared with the Company's 1996 operating ratio goal of 77.5%. The difficult operating conditions caused by severe weather experienced over most of the Company's service area during the first quarter of 1996, higher fuel prices and declines in equipment utilization all contributed to the increase in operating expenses in 1996 as compared with those that were planned for 1996. The 1995 operating ratio, excluding the asset disposition charge, was 79.9%.

For 1995 versus 1994, traffic volume and operating revenues decreased 5.4% and 1.3%, respectively, while operating expenses, excluding one-time charges, decreased 3.2%.

     Proposed Merger
----------------

On October 14, 1996, Conrail, CSX Corporation ("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger

Agreement"), pursuant to which Conrail was to be merged with a subsidiary of CSX in a merger-of-equals transaction.

On October 24, 1996, Norfolk Southern Corporation ("Norfolk") commenced an unsolicited tender offer for all outstanding Conrail voting stock at $100 per share in cash. Norfolk has since increased its offer to $115 per share in cash.

On November 20, 1996, CSX concluded its first tender offer and purchased approximately 19.9% of Conrail's outstanding shares for $110 per share.

On December 18, 1996, CSX and Conrail entered into a second amendment to the Merger Agreement (the "Second Amendment") that would, among other things, (i) increase the consideration payable pursuant to the merger, (ii) accelerate the consummation of the merger to immediately following the receipt of applicable shareholder approvals and prior to the Surface Transportation Board ("STB") approval and (iii) extend until December 31, 1998 an exclusivity period during which the Conrail Board agreed not to withdraw or modify its recommendations of the CSX transactions, approve or recommend any takeover proposal or cause Conrail to enter into any agreement related to any takeover proposal.

On January 13, 1997, Norfolk issued a press release announcing that it would offer to purchase shares representing 9.9% of the outstanding Shares for $115 per share, in the event that Conrail shareholders did not approve a proposal to opt out of a Pennsylvania statute (the "Opt Out Proposal") at the meeting of shareholders to be held on January 17, 1997 (the "Special Shareholders Meeting").

On January 17, 1997, Conrail shareholders voted at the Special Shareholders Meeting against the Opt Out Proposal.

On February 4, 1997, the amended Norfolk tender offer expired, and Norfolk subsequently purchased approximately 8.2 million Shares pursuant thereto.

On March 7, 1997, Conrail and CSX entered into a Third Amendment (the "Third Amendment") to the Merger Agreement. Pursuant to the Third Amendment, (i) the price per share has been increased from $110 to $115, and the number of shares to be purchased in the tender offer has been increased to all outstanding shares. The tender offer is scheduled to close April 18, 1997 (subject to extension by CSX to June 2, 1997 whether or not the conditions have been satisfied), (ii) the consideration paid per share in the merger for all remaining outstanding shares following consummation of the offer has been increased to $115 in cash and (iii) the conditions to the offer relating to certain provisions of Pennsylvania law becoming inapplicable to Conrail and relating pending governmental actions or proceedings have been deleted.

The Third Amendment also provides that CSX will have sole control over the regulatory approval process and will be free to conduct by itself discussions with other railroads, including Norfolk, relating to competitive issues raised by the CSX transactions, and to enter into any resulting agreement. It is anticipated that CSX and Norfolk will negotiate an appropriate division of Conrail's assets; however, neither the pending CSX tender offer nor the merger is conditioned on CSX's reaching an agreement with Norfolk.

Pursuant to the Third Amendment, three members of Conrail's Board of Directors approved by CSX shall be invited to join the CSX Board of Directors and a transition team will be established, the leadership of which will include senior executive officers of CSX and Conrail to ensure the orderly operation of Conrail during the regulatory approval process and an orderly transition thereafter.

Under the Third Amendment, Conrail and CSX agreed to reduce from December 31, 1998 to December 31, 1997 the period of time during which the Conrail Board is prohibited from (i) withdrawing or modifying, or publicly proposing to withdraw or modify, its approval or recommendation of the CSX transactions, in a manner adverse to CSX, (ii) approving or recommending, or publicly proposing to approve or recommend, any competing proposal or
(iii) causing Conrail to enter into any agreement related to any such competing proposal.

Under the Merger Agreement as amended, Conrail may terminate the Merger Agreement in the event that after June 2, 1997, CSX fails to consummate the tender offer for any reason other than the non-occurrence of any condition to the tender offer. In the event that CSX fails to consummate the tender offer under such circumstances, Conrail will be entitled to exercise any additional remedies it may have.

The full terms and conditions of the CSX and Norfolk offers and Conrail's position with respect to the CSX and Norfolk offers are set forth in documents filed by Conrail with the Securities and Exchange Commission.


1997 Outlook
------------

Conrail expects the economy to grow in 1997 at about the same growth rate experienced in 1996. Conrail's 1997 plans are based on assumptions of 2.2% growth in real gross domestic product and 3.4% growth in industrial production. Conrail's outlook for 1997 includes line haul revenue growth of between 2.5% and 3.5%. Conrail's operating ratio goal for 1997 is 78.5%.

Voluntary Separation Programs
-----------------------------

     During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reduction in the Company's workforce. Over 840 applications were accepted from eligible employees under the voluntary separation programs. Approximately $90 million of the termination benefits are being paid from the Company's overfunded pension plan.

Results of Operations
---------------------

1996 Compared with 1995

Net income for 1996 was $342 million ($4.25 per share, primary and $3.89 per share, fully diluted) compared with 1995 net income of $264 million ($3.19 per share, primary and $2.94 per share, fully diluted). Excluding the unusual items (see "Overview") in both years, Conrail's net income would have been $435 million ($5.45 per share, primary and $4.96 per share, fully diluted) for 1996 and $419 million ($5.16 per share, primary and $4.69 per share, fully diluted) for 1995.

Operating revenues (primarily freight line haul revenues, but also including switching, demurrage and incidental revenue) increased $28 million, or .8%, to $3,714 million in 1996 from $3,686 million in 1995. A 2.1% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $74 million increase in revenues. Average revenue per unit decreased revenues by $42 million due to an unfavorable traffic mix. A traffic volume increase of 7.6% was experienced by the Intermodal Service Group while traffic volume for the Unit Train Service Group remained unchanged. The Automotive and CORE Service Groups experienced traffic volume declines of 1.7% and 1.6%, respectively. Within the CORE Service Group, traffic volume declines were experienced by three of the four commodity groups: Forest and Manufactured Products, 5.3%; Food and Agriculture, 2.8%; and Petrochemicals, 2.5%. Metals experienced a traffic increase of 4.0%.

Operating expenses (including one-time charges and merger-related costs in 1996 and the asset disposition charge in 1995) decreased $117 million, or 3.6%, from $3,230 million in 1995 to $3,113 million in 1996. The following table sets forth the operating expenses for the two years:


                                                         Increase
(In Millions)                       1996        1995    (Decrease)
                                  ------      ------    ---------
Compensation and benefits         $1,206      $1,249      $ (43)
Fuel                                 202         168         34
Material and supplies                175         167          8
Equipment rents                      382         355         27
Depreciation and amortization        283         293        (10)
Casualties and insurance             176         175          1
Other                                554         538         16
Voluntary separation programs        135                    135
Asset disposition charge                         285       (285)
                                  ------       -----      -----
                                  $3,113      $3,230      $(117)
                                  ======      ======      =====


Compensation and benefits decreased $43 million, or 3.4%, as a result of reductions in employment levels and other employee-related costs. These decreases were partially offset by increased wage rates due to new labor agreements, increased train crew costs and overtime caused by adverse weather conditions experienced during the first quarter of 1996. Compensation and benefits as a percent of revenues was 32.5% in 1996 as compared with 33.9% in 1995.

Fuel costs increased $34 million, or 20.2%, due mostly to higher fuel prices.

Equipment rents increased $27 million, or 7.6%, primarily as a result of declines in equipment utilization and increased car hire rates.

Other operating expenses increased $16 million, or 3.0%, primarily due to $16 million of costs incurred in connection with the proposed merger with CSX (see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Conrail recorded a one-time pre-tax charge of $135 million in 1996 for the voluntary separation programs and related costs (see Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report) and an asset disposition charge of $285 million in 1995 (see Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Conrail's operating ratio was 83.8% for 1996, compared with 87.6% for 1995. Without the one-time charges recorded in 1996 and 1995 and the merger-related costs incurred in 1996, the operating ratios would have been 79.7% and 79.9%, respectively.

Other income decreased $18 million, or 13.8%, from $130 million in 1995 to $112 million in 1996 primarily due to decreases in rental income and lesser gains from sales of property.

The Company's effective income tax rate for 1996 was 35.6% compared with 32.7% for 1995. The lower effective rate in 1995 is primarily caused by a $21 million reduction in income taxes as a result of a decrease in state income taxes (see Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report).

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

Operating revenues decreased $47 million, or 1.3%, from $3,733 million in 1994 to $3,686 million in 1995. A 5.4% decrease in traffic volume in units resulted in a $191 million decrease in revenues which was partially offset by an increase in average revenue per unit that increased revenues by $140 million. The improvement in average revenue per unit resulted from increases in average rates, $117 million, and a favorable traffic mix, $23 million. Traffic volume decreases were experienced by three of the four service groups, with only Automotive showing a slight volume increase of
 .8%. Traffic volume declines for the other service groups were as follows:
Intermodal, 7.3%; Unit Train, 5.4%; and CORE, 5.1%. Within the CORE Service Group, traffic volume declines were also experienced by each of the commodity groups: Food and Agriculture, 8.2%; Petrochemicals, 4.6%; Metals, 4.0%; and Forest and Manufactured Products, 3.9%.

Operating expenses increased $103 million, or 3.3%, from $3,127 million in 1994 to $3,230 million in 1995. The following table sets forth the operating expenses for the two years:

                                                         Increase
(In Millions)                       1995        1994    (Decrease)
                                  ------      ------    ---------
Compensation and benefits         $1,249      $1,260       $(11)
Fuel                                 168         188        (20)
Material and supplies                167         203        (36)
Equipment rents                      355         381        (26)
Depreciation and amortization        293         278         15
Casualties and insurance             175         184         (9)
Other                                538         549        (11)
Asset disposition charge             285                    285
Early retirement program                          84        (84)
                                  ------      ------       ----
                                  $3,230      $3,127       $103
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

Conrail recorded an asset disposition charge of $285 million in 1995 (see
Note 10 to the Consolidated Financial Statements included elsewhere in this Annual Report) and a one-time pre-tax charge of $84 million in 1994 for the non-union voluntary early retirement program and related costs (see Note 11 to the Consolidated Financial Statements included elsewhere in this Annual Report).

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

The Company's effective income tax rate for 1995 was 32.7% compared with 39.1% for 1994. The lower rate reflects the effect of a $21 million reduction in income taxes resulting from a decrease in a state income tax rate enacted during the second quarter of 1995 (see
Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Liquidity and Capital Resources
-------------------------------

Conrail's cash and cash equivalents decreased $43 million, from $73 million at December 31, 1995 to $30 million at December 31, 1996. Cash generated from operations, principally from its wholly-owned subsidiary, Consolidated Rail Corporation ("CRC"), and borrowings are Conrail's principal sources of liquidity and are used primarily for capital expenditures, debt service, and dividends. Operating activities provided cash of $669 million in 1996, compared with $773 million in 1995 and $697 million in 1994. In 1996, loans from and redemptions of insurance policies provided cash of $95 million and issuance of long-term debt provided cash of $26 million. The principal uses of cash in 1996 were for property and equipment acquisitions, $387 million, payment of long-term debt including capital lease and equipment obligations, $184 million, cash dividends on preferred and common stock, $171 million, and the repurchase of common stock, $156 million.

Working capital (current assets less current liabilities)of $25 million existed at December 31, 1996, compared with $36 million at December 31, 1995. Management believes that Conrail's financial position allows it sufficient access to credit sources on investment grade terms, and, if necessary, additional intermediate or long-term debt could be issued for additional working capital requirements.

In April 1995, the Company's Board of Directors approved a $250 million multi-year stock repurchase program. During 1996, the Company acquired 2,225,738 shares for $156 million under this program. As a result of the proposed merger agreement with CSX (see Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report), the Company will not make any additional stock repurchases under this program.

During 1996, CRC issued an additional $139 million of commercial paper and repaid $129 million. Of the $199 million outstanding at December 31, 1996, $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the $500 million uncollateralized bank credit agreement.

At December 31, 1996, $312 million remains available to Conrail and CRC under a 1993 shelf registration statement whereby CRC can issue debt securities and Conrail can issue both convertible debt and equity securities.

In April 1996, CRC issued $50 million of Pass-Through Certificates at a rate of 6.96% to finance equipment. Although the certificates are not direct obligations of, or guaranteed by CRC, amounts payable under related capital leases will be sufficient to pay principal and interest on the certificates.

In July 1996, CRC issued $26 million of 1996 Equipment Trust
Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were issued to finance approximately 85% of the purchase price of twenty locomotives.

In June 1996, CRC borrowed $69 million against the cash surrender value of the company-owned life insurance policies which it maintains on certain of its non-union employees. The Company also redeemed the remaining excess cash surrender value of $26 million. Both transactions resulted in an increase of $95 million in cash in 1996.

Capital Expenditures
--------------------

Capital expenditures totaled $478 million, $494 million and $508 million in 1996, 1995 and 1994, respectively. Of these totals, Conrail directly financed $108 million in 1996, $126 million in 1995 and $57 million in 1994.

Capital expenditures for 1997 are expected to be approximately
$550 million.

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

Environmental Matters
---------------------

Conrail's operations and property are subject to various federal, state and local laws regulating the environment. CRC is a party to numerous proceedings brought by regulatory agencies and private parties under federal, state and local laws, including Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. As of December 31, 1996, CRC had received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations throughout the country. However, based on currently available information, Conrail believes CRC may have some potential responsibility at only 61 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of the possible remediation alternatives, changing technology and the length of time over which these matters develop, it is not always possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites. At December 31, 1996, Conrail had accrued $55 million for estimated future environmental expenses. Although Conrail's operating results and liquidity could be significantly affected in any quarterly or annual reporting period in which CRC was held principally liable in certain of these actions, Conrail believes the ultimate liability for these matters will not materially affect its financial condition. (See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report).

Conrail spent $11 million, $14 million and $8 million in 1996, 1995 and 1994, respectively, for environmental remediation and related costs and anticipates spending an amount comparable to that spent in 1996 during 1997. In addition, Conrail's capital expenditures for environmental control and abatement projects were approximately $6 million in 1996 and 1995, and $5 million in 1994, and are anticipated to be approximately $10 million in 1997.

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

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------


                     REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders and Board of Directors
Conrail Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) 1. and 2. present fairly, in all material respects, the financial position of Conrail Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103


January 21, 1997,
except as to Note 2, which is as of March 7, 1997

                               CONRAIL INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                           Years ended December 31,
                                         ---------------------------
($ In Millions Except Per Share Data)      1996       1995      1994
                                         ------     ------    ------
Revenues                                 $3,714     $3,686    $3,733
                                         ------     ------    ------
Operating expenses
  Way and structures                        462        485       499
  Equipment                                 803        766       815
  Transportation                          1,385      1,324     1,379
  General and administrative                328        370       350
  Voluntary separation programs (Note 3)    135
  Asset disposition charge (Note 10)                   285
  Early retirement program (Note 11)                              84
                                         ------     ------    ------
    Total operating expenses              3,113      3,230     3,127
                                         ------     ------    ------

Income from operations                      601        456       606
Interest expense                           (182)      (194)     (192)
Other income, net (Note 12)                 112        130       118
                                         ------     ------    ------
Income before income taxes                  531        392       532

Income taxes (Note 7)                       189        128       208

                                         ------     ------    ------
Net income                               $  342     $  264    $  324
                                         ======     ======    ======

Net income per common share (Note 1)
    Primary                              $ 4.25     $ 3.19    $ 3.90
    Fully diluted                          3.89       2.94      3.56
Ratio of earnings to fixed charges
 (Note 1)                                  3.19x      2.51x     3.19x

See accompanying notes.

                               CONRAIL INC.
                        CONSOLIDATED BALANCE SHEETS

                                                    December 31,
                                                  ----------------
($ In Millions)                                     1996      1995
                                                  ------    ------
         ASSETS
Current assets
  Cash and cash equivalents                      $    30    $   73
  Accounts receivable                                630       614
  Deferred tax assets (Note 7)                       293       333
  Material and supplies                              139       158
  Other current assets                                25        28
                                                  ------    ------
     Total current assets                          1,117     1,206
Property and equipment, net (Note 4)               6,590     6,408
Other assets                                         695       810
                                                  ------    ------
     Total assets                                 $8,402    $8,424
                                                  ======    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                               99        89
  Current maturities of long-term debt (Note 6)      130       181
  Accounts payable                                   135       113
  Wages and employee benefits                        143       183
  Casualty reserves                                  141       110
  Accrued and other current liabilities (Note 5)     444       494
                                                  ------    ------
     Total current liabilities                     1,092     1,170
Long-term debt (Note 6)                            1,876     1,911
Casualty reserves                                    190       217
Deferred income taxes (Note 7)                     1,478     1,393
Special income tax obligation (Note 7)               346       440
Other liabilities                                    313       316
                                                  ------    ------
     Total liabilities                             5,295     5,447
                                                  ------    ------
Commitments and contingencies (Note 13)
Stockholders' equity (Notes 2 and 9)
  Preferred stock (no par value; 15,000,000
    shares authorized; no shares issued)
  Series A ESOP convertible junior preferred
    stock (no par value; 10,000,000 shares
    authorized; 7,303,920 and 9,770,993 shares
    issued and outstanding, respectively)            211       282
  Unearned ESOP compensation                        (222)     (233)
  Common stock ($1 par value; 250,000,000
    shares authorized; 87,768,428 and 85,392,392
    shares issued, respectively; 82,244,973 and
    82,094,675 shares outstanding, respectively)      88        85
  Additional paid-in capital                       2,404     2,187
  Employee benefits trust, at market (3,394,988
    and 4,706,665 shares, respectively)             (384)     (329)
  Retained earnings                                1,357     1,176
                                                  ------    ------
                                                   3,454     3,168
  Treasury stock, at cost (5,523,455 and
    3,297,717 shares, respectively)                 (347)     (191)
                                                  ------    ------
     Total stockholders' equity                    3,107     2,977
                                                  ------    ------
     Total liabilities and stockholders' equity   $8,402    $8,424
                                                  ======    ======

See accompanying notes.

                                                                          CONRAIL INC.
                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                           Series A      Unearned             Additional   Employee
                                          Preferred          ESOP   Common      Paid-in    Benefits    Retained   Treasury
($ In Millions Except Per Share Data)         Stock  Compensation    Stock      Capital       Trust    Earnings      Stock
                                          ---------  ------------   ------   ----------    --------    --------   --------
Balance, January 1, 1994                     $286          $(253)      $80      $1,819                 $  857        $ (5)
  Amortization                                                10
  Net income                                                                                              324
  Common dividends, $1.40 per share                                                                      (111)
  Preferred dividends, $2.165 per share                                                                   (21)
  Common shares acquired                                                                                              (94)
  Exercise of stock options                                                         14
  Other                                        (3)                                  15                      7
                                           ------         ------     ------     ------     ------      ------      ------
Balance, December 31, 1994                    283           (243)       80       1,848                  1,056         (99)
  Amortization                                                10
  Net income                                                                                              264
  Common dividends, $1.60 per share                                                                      (129)
  Preferred dividends, $2.165 per share                                                                   (21)
  Common shares acquired                                                                                              (92)
  Exercise of stock options                                                          6
  Establishment of employee benefits trust                               5         245      $(250)
  Employee benefits trust transactions, net                                         84        (79)
  Other                                        (1)                                   4                      6
                                           ------         ------    ------      ------     ------      ------      ------
Balance, December 31, 1995                    282          (233)        85       2,187       (329)      1,176        (191)
  Amortization                                               11
  Net income                                                                                              342
  Common dividends, $1.80 per share                                                                      (146)
  Preferred dividends, $2.165 per share                                                                   (20)
  Common shares acquired                                                                                             (156)
  Exercise of stock options                                                         29         53
  Employee benefits trust transactions, net                                        128       (116)
  Effects of voluntary separation programs     (8)                                              8
  Effects of CSX tender offer (Note 2)        (63)                       3          60
  Other                                                                                                     5
                                           ------        ------     ------      ------     ------      ------      ------
Balance, December 31, 1996                   $211         $(222)       $88      $2,404      $(384)     $1,357       $(347)
                                           ======        ======     ======      ======     ======      ======      ======

See accompanying notes.

                               CONRAIL INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years ended December 31,
                                               ------------------------
($ In Millions)                                 1996      1995     1994
                                               -----     -----   -----
Cash flows from operating activities
  Net income                                   $ 342      $ 264   $ 324
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Voluntary separation programs                135
    Asset disposition charge                                285
    Early retirement program                                         84
    Depreciation and amortization                283        293     278
    Deferred income taxes                        183        108     150
    Special income tax obligation                (94)       (73)    (62)
    Gains from sales of property                 (24)       (27)    (18)
    Pension credit                               (46)       (43)    (46)
    Changes in:
      Accounts receivable                        (16)        32      (2)
      Accounts and wages payable                 (18)         8      41
    Settlement of tax audit                      (39)
    Other                                        (37)       (74)    (52)
                                               -----      -----   -----
      Net cash provided by operating
       activities                                669        773     697
                                               -----      -----   -----
Cash flows from investing activities
  Property and equipment acquisitions           (387)      (415)   (490)
  Proceeds from disposals of properties           34         38      32
  Other                                          (46)       (59)    (23)
                                               -----     ------   -----
      Net cash used in investing activities     (399)      (436)   (481)
                                               -----      -----   -----
Cash flows from financing activities
  Repurchase of common stock                    (156)       (92)    (94)
  Net proceeds from (repayments of)
    short-term borrowings                         10        (23)     33
  Proceeds from long-term debt                    26         85     114
  Payment of long-term debt                     (184)      (134)   (158)
  Loans from and redemptions of
    insurance policies                            95
  Dividends on common stock                     (146)      (129)   (111)
  Dividends on Series A preferred stock          (25)       (21)    (16)
  Proceeds from stock options and other           67          7      21
                                               -----      -----   -----
    Net cash used in financing
       activities                               (313)      (307)   (211)
                                               -----      -----   -----
Increase (decrease) in cash and cash equivalents (43)        30       5
Cash and cash equivalents
  Beginning of year                               73         43      38
                                               -----      -----   -----
  End of year                                  $  30      $  73   $  43
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

       Asset Impairment
       ----------------
   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Expected future cash flows from the use and disposition of long-lived assets are compared to the current carrying amounts to determine the potential impairment loss.

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

   Shares in the Conrail Employee Benefits Trust are not considered outstanding for computing earnings per share. The weighted average number of shares of common stock outstanding during each of the most recent three years are as follows:

                                  1996           1995         1994
                            ----------     ----------   ----------
   Primary weighted
    average shares          77,628,825     78,733,947   79,674,781
   Fully diluted weighted
    average shares          87,325,575     88,702,712   89,562,721


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

       New Accounting Standards
       ------------------------
   During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which are both effective in 1996. The Company has decided to adopt only the disclosure provisions of SFAS 123 in 1996 and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans. The Company adopted SFAS 121 in the first quarter of 1996 and determined that it did not have a material effect on its financial statements.

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

2.     Proposed Merger
       ---------------
   On October 14, 1996, Conrail, CSX Corporation ("CSX") and a subsidiary of CSX entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement"), pursuant to which Conrail was to be merged with a subsidiary of CSX in a merger-of-equals transaction.

   On October 24, 1996, Norfolk Southern Corporation ("Norfolk") commenced an unsolicited tender offer for all outstanding Conrail voting stock at $100 per share in cash. Norfolk has since increased its offer to $115 per share in cash.

   On November 20, 1996, CSX concluded its first tender offer and purchased approximately 19.9% of Conrail's outstanding shares for $110 per share.

   On December 18, 1996, CSX and Conrail entered into a second amendment to the Merger Agreement (the "Second Amendment") that would, among other things, (i) increase the consideration payable pursuant to the merger, (ii) accelerate the consummation of the merger to immediately following the receipt of applicable shareholder approvals and prior to the Surface Transportation Board ("STB") approval and (iii) extend until December 31, 1998 an exclusivity period during which the Conrail Board agreed not to withdraw or modify its recommendations of the CSX transactions, approve or recommend any takeover proposal or cause Conrail to enter into any agreement related to any takeover proposal.

   On January 13, 1997, Norfolk issued a press release announcing that it would offer to purchase shares representing 9.9% of the outstanding shares for $115 per share, in the event that Conrail shareholders did not approve a proposal to opt out of a Pennsylvania statute (the "Opt Out Proposal") at the meeting of shareholders to be held on January 17, 1997 (the "Special Shareholders Meeting").

   On January 17, 1997, Conrail shareholders voted at the Special
   Shareholders Meeting against the Opt Out Proposal.

   On February 4, 1997, the amended Norfolk tender offer expired, and Norfolk subsequently purchased approximately 8.2 million shares pursuant thereto.

   On March 7, 1997, Conrail and CSX entered into a Third Amendment (the "Third Amendment") to the Merger Agreement. Pursuant to the Third Amendment, (i) the price per share has been increased from $110 to $115, and the number of shares to be purchased in the tender offer has been increased to all outstanding shares. The tender offer is scheduled to close April 18, 1997 (subject to extension by CSX to June 2, 1997 whether or not the conditions have been satisfied), (ii) the consideration paid per share in the merger for all remaining outstanding shares following consummation of the offer has been increased to $115 in cash and (iii) the conditions to the offer relating to certain provisions of Pennsylvania law becoming inapplicable to Conrail and relating pending governmental actions or proceedings have been deleted.

   The Third Amendment also provides that CSX will have sole control over the regulatory approval process and will be free to conduct by itself discussions with other railroads, including Norfolk, relating to competitive issues raised by the CSX transactions, and to enter into any resulting agreement. It is anticipated that CSX and Norfolk will negotiate an appropriate division of Conrail's assets; however, neither the pending CSX tender offer nor the merger is conditioned on CSX's reaching an agreement with Norfolk.

   Pursuant to the Third Amendment, three members of Conrail's Board of Directors approved by CSX shall be invited to join the CSX Board of Directors and a transition team will be established, the leadership of which will include senior executive officers of CSX and Conrail to ensure the orderly operation of Conrail during the regulatory approval process and an orderly transition thereafter.

   Under the Third Amendment, Conrail and CSX agreed to reduce from December 31, 1998 to December 31, 1997 the period of time during which the Conrail Board is prohibited from (i) withdrawing or modifying, or publicly proposing to withdraw or modify, its approval or recommendation of the CSX transactions, in a manner adverse to CSX,
   (ii) approving or recommending, or publicly proposing to approve or recommend, any competing proposal or (iii) causing Conrail to enter into any agreement related to any such competing proposal.

   Under the Merger Agreement as amended, Conrail may terminate the Merger Agreement in the event that after June 2, 1997, CSX fails to consummate the tender offer for any reason other than the non-occurrence of any condition to the tender offer. In the event that CSX fails to consummate the tender offer under such circumstances, Conrail will be entitled to exercise any additional remedies it may have.

   The full terms and conditions of the CSX and Norfolk offers and Conrail's position with respect to the CSX and Norfolk offers are set forth in documents filed by Conrail with the Securities and Exchange Commission.

   Pending approval by the Surface Transportation Board ("STB"), 100% of Conrail's voting stock will be held by CSX in a voting trust. The combination of the railroad operations of the two companies is contingent upon the approval of the merger by the STB.

3.     Voluntary Separation Programs
       -----------------------------
   During the second quarter of 1996, the Company recorded a charge of $135 million (before tax benefits of $52 million) consisting of $102 million in termination benefits to be paid to non-union employees participating in the voluntary retirement and separation programs ("voluntary separation programs") and losses of $33 million on non-cancelable leases for office space no longer required as a result of the reduction in the Company's workforce. Over 840 applications were accepted from eligible employees under the voluntary separation programs. Approximately $90 million of the termination benefits are being paid from the Company's overfunded pension plan.

4.     Property and Equipment
       ----------------------
                                              December 31,
                                           -----------------
                                              1996      1995
                                           -------   -------
                                              (In Millions)
  Roadway                                  $ 7,021   $ 6,828
  Equipment                                  1,231     1,213
  Less:  Accumulated depreciation           (1,654)   (1,572)
         Allowance for disposition            (408)     (439)
                                           -------    -------
                                             6,190     6,030
                                           -------    -------
  Capital leases (primarily equipment)         908       908
  Accumulated amortization                    (508)     (530)
                                           -------   -------
                                               400       378
                                           -------   -------
                                           $ 6,590   $ 6,408
                                           =======   =======


   Conrail acquired equipment and incurred related long-term debt under various capital leases of $82 million in 1996, $71 million in 1995 and $8 million in 1994. In 1995 (Note 10) and 1991, the Company recorded allowances for disposition for the sale or abandonment of certain under-utilized rail lines and other facilities.

5.     Accrued and Other Current Liabilities
       -------------------------------------
                                                December 31,
                                               --------------
                                               1996      1995
                                               ----      ----
                                                (In Millions)
     Freight settlements due others            $ 48      $ 54
     Equipment rents (primarily car hire)        74        71
     Unearned freight revenue                    79        56
     Property and corporate taxes                49        66
     Other                                      194       247
                                               ----      ----
                                               $444      $494
                                               ====      ====

6.     Long-Term Debt
       --------------
   Long-term debt outstanding, including the weighted average interest rates at December 31, 1996, is composed of the following:

                                             December 31,
                                          ------------------
                                            1996        1995
                                          ------      ------
                                             (In Millions)
     Capital leases                       $  491      $  489
     Medium-term notes payable,
       6.70%, due 1997 to 1999               109         208
     Notes payable, 9.75%, due 2000          250         250
     Debentures payable, 7.88%, due 2043     250         250
     Debentures payable, 9.75%, due 2020     544         544
     Equipment and other obligations, 6.55%  262         251
     Commercial paper, 5.53%                 100         100
                                          ------      ------
                                           2,006       2,092
     Less current portion                   (130)       (181)
                                          ------      ------
                                          $1,876      $1,911
                                          ======      ======

   Using current market prices when available, or a valuation based on the yield to maturity of comparable debt instruments having similar characteristics, credit rating and maturity, the total fair value of the Company's long-term debt, including the current portion, but excluding capital leases, is $1,685 million and $1,870 million at December 31, 1996 and 1995, respectively, compared with carrying values of $1,515 million and $1,603 million at December 31, 1996 and 1995, respectively.

   The Company's noncancelable long-term leases generally include options to purchase at fair value and to extend the terms. Capital leases have been discounted at rates ranging from 3.09% to 14.26% and are collateralized by assets with a net book value of $400 million at December 31, 1996.

   Minimum commitments, exclusive of executory costs borne by the
   Company, are:
                                   Capital         Operating
                                    Leases            Leases
                                   -------         ---------
                                        (In Millions)
          1997                       $ 107             $115
          1998                          96              104
          1999                          86               87
          2000                          64               76
          2001                          57               68
          2002 - 2017                  273              523
                                     -----           ------
          Total                        683             $973
                                                     ======
          Less interest portion       (192)
                                     -----
          Present value              $ 491
                                     =====

   Operating lease rent expense was $127 million in 1996, $130 million in 1995 and $118 million in 1994.

   In June 1993, the Company and CRC filed a shelf registration statement on Form S-3 to enable CRC to issue up to $500 million in debt securities or the Company to issue up to $500 million in convertible debt and equity securities. The remaining balance under this shelf registration was $312 million at December 31, 1996.

   In April 1996, CRC issued $50 million of Pass-Through Certificates at a rate of 6.96% to finance equipment. Although the certificates are not direct obligations of, or guaranteed by CRC, amounts payable under related capital leases will be sufficient to pay principal and interest on the certificates.

   In July 1996, CRC issued $26 million of 1996 Equipment Trust
   Certificates, Series A, with interest rates ranging from 6.0% to 7.48%, maturing annually from 1997 to 2011. The certificates were used to finance approximately 85% of the purchase price of twenty locomotives.

   In June 1996, CRC borrowed $69 million against the cash surrender value of the company-owned life insurance policies which it maintains on certain of its non-union employees.

   Equipment and other obligations mature in 1997 through 2043 and are collateralized by assets with a net book value of $253 million at December 31, 1996. Maturities of long-term debt other than capital leases and commercial paper are $65 million in 1997, $46 million in 1998, $46 million in 1999, $266 million in 2000, $17 million in 2001 and $975 million in total from 2002 through 2043.

   CRC had $199 million of commercial paper outstanding at December 31, 1996. Of the total amount outstanding, $100 million is classified as long-term since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by the long-term credit facility mentioned below.

   CRC maintains a $500 million uncollateralized bank credit agreement with a group of banks which is used for general corporate purposes and to support CRC's commercial paper program. The agreement matures in 2000 and requires interest to be paid on amounts borrowed at rates based on various defined short-term rates and an annual maximum fee of .125% of the facility amounts. The agreement contains, among other conditions, restrictive covenants relating to a debt ratio and consolidated tangible net worth. During 1996, CRC had no borrowings under this agreement.

   Interest payments were $170 million in 1996, $177 million in 1995 and $174 million in 1994.

7.     Income Taxes
       ------------
   The provisions for income taxes are composed of the following:

                                     1996       1995      1994
                                     ----       ----     -----
                                           (In Millions)
   Current
      Federal                        $ 90       $ 78      $104
      State                            10         15        16
                                     ----       ----      ----
                                      100         93       120
                                     ----       ----      ----
   Deferred
      Federal                         151        110       125
      State                            32         (2)       25
                                     ----       ----      ----
                                      183        108       150
                                     ----       ----      ----

   Special income tax obligation
      Federal                         (80)       (61)      (53)
      State                           (14)       (12)       (9)
                                     ----       ----      ----
                                      (94)       (73)      (62)
                                     ----       ----      ----
                                     $189       $128      $208
                                     ====       ====      ====


   In conjunction with the public sale in 1987 of the 85% of the Company's common stock then owned by the U.S. Government, federal legislation was enacted which resulted in a reduction of the tax basis of certain of the Company's assets, particularly property and equipment, thereby substantially decreasing tax depreciation deductions and increasing future federal income tax payments. Also, net operating loss and investment tax credit carryforwards were canceled. As a result of the sale-related transactions, a special income tax obligation was recorded in 1987 based on an estimated effective federal and state income tax rate of 37.0%.

   As a result of a decrease in a state income tax rate enacted during 1995, income tax expense for that year was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required by SFAS 109, "Accounting for Income Taxes".

   In November 1996, the Company reached a settlement with the Internal Revenue Service related to the audit of the Company's consolidated federal income tax returns for the fiscal years 1990 through 1992. The Company made a payment of $39 million pending resolution of the final interest determination related to the settlement. Federal and state income tax payments were $145 million in 1996 (excluding tax settlement), $109 million in 1995 and $80 million in 1994.

   Reconciliations of the U.S. statutory tax rates with the effective tax rates are as follows:
                                          1996     1995    1994
                                          ----     ----    ----
       Statutory tax rate                 35.0%    35.0%   35.0%
       State income taxes,
         net of federal benefit            3.4      3.5     3.9
       Effect of state tax decrease
         on deferred taxes                         (5.3)
       Other                              (2.8)     (.5)     .2
                                          ----     ----    ----
       Effective tax rate                 35.6%    32.7%   39.1%
                                          ====     ====    ====

   Significant components of the Company's special income tax obligation and deferred income tax liabilities and (assets) are as follows:
                                                     December 31,
                                                  -----------------
                                                    1996       1995
                                                  ------     ------
                                                     (In Millions)
   Current assets (primarily accounts
     receivable)                                  $   (9)    $  (27)
   Current liabilities (primarily accrued
    liabilities and casualty reserves)              (245)      (265)
   Tax benefits related to disposition of
    subsidiary                                       (30)       (30)
   Net operating loss carryforwards                   (9)       (11)
                                                  ------     ------
   Current deferred tax asset, net                $ (293)    $ (333)
                                                  ======     ======
   Noncurrent liabilities:
    Property and equipment                         1,939      1,936
    Other long-term assets (primarily prepaid
     pension asset)                                   92         67
    Miscellaneous                                     98         66
                                                  ------     ------
                                                   2,129      2,069
                                                  ------     ------
   Noncurrent assets:
    Nondeductible reserves and other
     liabilities                                    (174)      (144)
    Tax benefit transfer receivable                  (36)       (33)
    Alternative minimum tax credits                             (38)
    Miscellaneous                                    (95)       (21)
                                                  ------     ------
                                                    (305)      (236)
                                                  ------     ------
   Special income tax obligation and
    deferred income tax liabilities, net          $1,824     $1,833
                                                  ======     ======

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

   Pension credits include the following components:

                                                       1996   1995   1994
                                                      -----   ----   ----
                                                        (In Millions)

   Service cost - benefits earned during the period   $   9   $  8   $  8
   Interest cost on projected benefit obligation         51     51     48
   Return on plan assets - actual                      (138)  (254)   (10)
                         - deferred                      47    167    (77)
   Net amortization and deferral                        (15)   (15)   (15)
                                                      -----   ----   ----
                                                      $ (46)  $(43)  $(46)
                                                      =====   ====   ====

   The funded status of the pension plans and the amounts reflected in the balance sheets are as follows:
                                                   1996        1995
                                                 ------       -----
                                                    (In Millions)
   Accumulated benefit obligation ($655 million
    and $603 million vested, respectively)       $  661      $  609
                                                  =====       =====
   Market value of plan assets                    1,187       1,168
   Projected benefit obligation                    (734)       (726)
                                                 ------       -----
   Plan assets in excess of projected
     benefit obligation                             453         442
   Unrecognized prior service cost                   36          50
   Unrecognized transition net asset                (90)       (120)
   Unrecognized net gain                           (231)       (157)
                                                 ------       -----
   Net prepaid pension cost                      $  168      $  215
                                                 ======       =====

   The assumed weighted average discount rates used in 1996 and 1995 are 7.5% and 7.0%, respectively, and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation as of December 31, 1996 and 1995 is 6.0%. The expected long-term rate of return on plan assets (primarily equity securities) in 1996 and 1995 is 9.0%.

       Savings Plans
       -------------
   The Company and certain subsidiaries provide 401(k) savings plans for union and non-union employees. Under the Non-union ESOP, 100% of employee contributions are matched in the form of ESOP Stock for the first 6% of a participating employee's base pay. There is no Company match provision under the union employee plan. Savings plan expense was $4 million in 1996 and 1995, and $5 million in 1994.

   In connection with the Non-union ESOP, the Company issued
   9,979,562 of the authorized 10 million shares of its ESOP Stock to the Non-union ESOP in exchange for a 20 year promissory note with interest at 9.55% from the Non-union ESOP in the principal amount of $288 million. In addition, unearned ESOP compensation of $288 million was recognized as a charge to stockholders' equity coincident with the Non-union ESOP's issuance of its $288 million promissory note to the Company. The debt of the Non-union ESOP was recorded by the Company and offset against the promissory note from the Non-union ESOP. Unearned ESOP compensation is charged to expense as shares of ESOP Stock are allocated to participants. Approximately 2.7 million ESOP shares have been cumulatively allocated to participants through December 31, 1996, and a portion of these shares have been tendered to CSX (Note 2). An amount equivalent to the preferred dividends declared on the ESOP Stock partially offsets compensation and interest expense related to the Non-union ESOP.

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

   Interest expense incurred by the Non-union ESOP on its debt to the Company was $24 million in 1996 and 1995, and $30 million in 1994. Compensation expense related to the Non-union ESOP was $11 million in 1996, and $10 million in 1995 and 1994. Preferred dividends of $20 million were declared in 1996, and $21 million in 1995 and 1994. Preferred dividend payments of $25 million, $21 million and $16 million were made in 1996, 1995 and 1994, respectively. The Company received debt service payments from the Non-union ESOP of $40 million in 1996, $31 million in 1995 and $21 million in 1994.

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

   The following sets forth the plans' funded status reconciled with amounts reported in the Company's balance sheets:

                                           1996                1995
                                    -----------------    -----------------
                                               Life                Life
                                     Medical Insurance   Medical Insurance
                                      Plan     Plan       Plan     Plan
                                              (In Millions)
   Accumulated postretirement
    benefit obligation:
     Retirees                          $44      $20        $38      $19
     Fully eligible active plan
      participants                       1                   5        1
     Other active plan participants               3                   5
                                       ---      ---        ---      ---
   Accumulated benefit obligation       45       23         43       25
   Market value of plan assets                  (10)                 (7)
                                       ---      ---        ---      ---
   Accumulated benefit obligation
    in excess of plan assets            45       13         43       18
   Unrecognized gains and (losses)      (1)       2          1       (1)
   Accrued benefit cost recognized
    in the Consolidated Balance        ---      ---        ---      ---
    Sheet                              $44      $15        $44      $17
                                       ===      ===        ===      ===
   Net periodic postretirement
    benefit cost, primarily
    interest cost                      $ 3      $ 1       $ 4      $ 1
                                       ===      ===       ===      ===

   An 8 percent rate of increase in per capita costs of covered health care benefits was assumed for 1997, gradually decreasing to 6 percent by the year 2007. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $2 million and would have an immaterial effect on the net periodic postretirement benefit cost for 1996. Discount rates of 7.5% and 7.0% were used to determine the accumulated postretirement benefit obligations for both the medical and life insurance plans in 1996 and 1995, respectively.

   The assumed rate of compensation increase was 6.0% in 1996 and 5.0% in 1995.

   Retiree medical benefits are funded by a combination of Company and retiree contributions. Retiree life insurance benefits are provided by insurance companies whose premiums are based on claims paid during the year.

9.      Capital Stock
        -------------
        Preferred Stock
        ---------------
   The Company is authorized to issue 25 million shares of preferred stock with no par value. The Board of Directors has the authority to divide the preferred stock into series and to determine the rights and preferences of each.

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

   As a result of the CSX tender offer related to the proposed merger (Note 2), 2.2 million shares of ESOP Stock have been converted to common shares as a result of being removed from the Non-union ESOP 401(k) savings plan.

       Employee Benefits Trust
       -----------------------
   In 1995, the Company issued approximately 4.7 million shares of its common stock to the Conrail Employee Benefits Trust (the "Trust") in exchange for a promissory note of $250 million at an interest rate of 6.9%. The Trust is being used to fund certain employee benefits and other forms of compensation over its fifteen-year term. The amount representing unearned employee benefits is recorded as a deduction from stockholders' equity and is reduced as benefits and compensation are paid through the release of shares from the Trust. The shares owned by the Trust are valued at the closing market price as of the end of each reporting period, with corresponding changes in the balance of the Trust reflected in additional paid-in capital. The Trust has sold shares of Conrail common stock in connection with the CSX and Norfolk tender offers (Note 2) and has used the proceeds to repurchase shares of Conrail common stock in the open market. Shares held by the Trust are not considered outstanding for earnings per share computations until released by the Trust, but do have voting and dividend rights.


       Common Stock Repurchase Program
       -------------------------------
   In April 1995, the Board of Directors approved a $250 million multi-year stock repurchase program. During 1996, the Company acquired 2,225,738 shares for approximately $156 million under this program.

   At December 31, 1996, approximately $93 million remained available from this authorization; however, as a result of the proposed merger with CSX Corporation (Note 2), the Company will not make any additional stock repurchases under this program.

   The activity and status of treasury stock follow:

                                      1996         1995         1994
                                ----------    ---------    ---------
   Shares, beginning of year     3,297,717    1,789,164       83,745
    Acquired                     2,225,738    1,508,553    1,705,419
                                ----------    ---------   ----------
   Shares, end of year           5,523,455    3,297,717    1,789,164
                                ==========    =========   ==========

       Stock Plans
       -----------
   The Company's stock-based compensation plans as of December 31, 1996 are described below. The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. SFAS 123 was issued in 1995 and, if fully adopted, would change the method of recognition of costs on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, the required pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS 123 in 1996 and 1995 are presented below.

   The Company's 1987 and 1991 Long-Term Incentive Plans authorize the granting to officers and key employees of up to 4 million and 6.6 million shares of common stock, respectively, through stock options, stock appreciation rights, phantom stock and awards of restricted or performance shares. A stock option is exercisable for a specified term commencing after grant at a price not less than the fair market value of the stock on the date of grant. The vesting of awards made pursuant to these plans is contingent upon one or more of the following: continued employment, passage of time or financial and other performance goals.

   Effective November 1996, the Company's Board of Directors authorized the automatic vesting of all unvested stock options outstanding in connection with the Merger Agreement between CSX and the Company (Note 2).

   The activity and status of stock options under the incentive plans follow:
                                    Non-qualified Stock Options
                              -----------------------------------
                                    Option Price           Shares
                                       Per Share     Under Option
                              -----------------      ------------
   Balance, January 1, 1994    $14.000 - $60.500        1,966,321
       Granted                 $52.188 - $66.938           23,988
       Exercised               $14.000 - $51.375         (507,450)
       Canceled                $42.625 - $60.500         (118,904)
                                                     ------------
   Balance, December 31, 1994  $14.000 - $66.938        1,363,955
       Granted                 $50.688 - $68.563          516,757
       Exercised               $14.000 - $53.875         (200,940)
       Canceled                $42.625 - $53.875         (123,560)
                                                     ------------
   Balance, December 31, 1995  $14.000 - $68.563        1,556,212
       Granted                 $68.563 - $96.063          551,038
       Exercised               $14.000 - $73.250       (1,268,085)
       Canceled                $42.625 - $70.031           (3,984)
                                                     ------------
   Balance, December 31, 1996  $14.000 - $96.063          835,181
                                                     ============
   Exercisable,
      December 31, 1996        $14.000 - $74.188          831,481
                                                     ============
   Available for future grants
      December 31, 1995                                 1,188,193
                                                     ============
      December 31, 1996                                 3,969,317
                                                     ============


   The weighted average exercise prices of options granted during 1996 and 1995 are $70.130 per share and $51.204 per share, respectively. The weighted average exercise prices of options exercised during 1996 and 1995 are $48.32 per share and $31.16 per share, respectively. The average remaining maximum terms of options is not considered meaningful given the events that have occurred as a result of the proposed merger with CSX (Note 2).

   The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) dividend yield of 2.43%, (2) expected volatility of 25.25%, (3) risk-free interest rate of 5.51%, and
   (4) expected life of 4 years. The weighted average fair value of options granted during 1996 and 1995 is $16.00 per share and $13.12 per share, respectively.


   Had the compensation cost for the Company's 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income, primary earnings per share and fully diluted earnings per share for 1996 and 1995 would approximate the pro forma amounts below ($ in millions except per share data):

                                                 1996    1995
                                                -----   -----
   Net income as reported                       $ 342   $ 264
   Net income pro forma                           335     262

   Primary earnings per share                   $4.25   $3.19
   Primary earnings per share pro forma          4.16    3.16

   Fully diluted earnings per share             $3.89   $2.94
   Fully diluted earnings per share pro forma    3.81    2.92

   The Company has granted phantom shares and restricted stock under its non-union employee bonus plans to eligible employees who elect to defer all or a portion of their annual bonus in a given year. The number of shares granted depends on the length of the deferral period. Grants are made at the market price of the Company's common stock at the date of grant. The Company has granted 148,749 shares and 337,329 shares of phantom and restricted stock, respectively, under its non-union employee bonus plans through December 31, 1996. The Company has also granted 73,344 performance shares under its 1991 Long-Term Incentive Plan through December 31, 1996. Compensation expense related to these plans was $2 million in 1996 and $3 million in 1995. The weighted-average fair value for the phantom shares and restricted stock granted during 1996 and 1995 was $68.02 per share and $52.88 per share, respectively.

   Stock Rights
   ------------
   In 1989, the Company declared a dividend of one common share purchase right (the "Right") on each outstanding share of common stock. The Rights are not exercisable or transferable apart from the common stock until the occurrence of certain events arising out of an actual or potential acquisition of 10% or more of the Company's common stock, and would at such time provide the holder with certain additional entitlements. However, under the terms of the Merger Agreement (Note
   2) the CSX tender offer does not constitute an event that would result in the Rights becoming exercisable. In 1995, a dividend of one Right for each share of ESOP Stock was declared and paid. The exercise price of the Rights is $205. The Rights may be redeemed by the Company prior to becoming exercisable at one-half cent ($.005) per Right and have no voting or dividend rights.

10.    Asset Disposition Charge
       ------------------------
   Included in 1995 operating expenses is an asset disposition charge of
   $285 million, which reduced net income by $176 million.     The asset
   disposition charge resulted from a review of the Company's route system and other operating assets to determine those that no longer effectively and economically supported current and expected operations. The Company identified and has committed to sell 1,800 miles of rail lines that are expected to provide proceeds substantially less than net book value. In addition, other assets, principally yards and side tracks, identified for disposition were written down to estimated net realizable value (See Note 1 "Asset Impairment").

11.    1994 Early Retirement Program
       -----------------------------
   During 1994, the Company recorded a charge of $84 million, which reduced net income by $51 million, for a non-union employee voluntary early retirement program and related costs. The majority of the cost of the early retirement program is being paid from the Company's overfunded pension plan.

12.    Other Income, Net
       -----------------
                                   1996      1995     1994
                                   ----      ----     ----
                                       (In Millions)
      Interest income             $ 29       $ 33    $ 34
      Rental income                 50         57      53
      Property sales                23         27      18
      Other, net                    10         13      13
                                  ----       ----    ----
                                  $112       $130    $118
                                  ====       ====    ====

13.    Commitments and Contingencies
       -----------------------------
       Environmental
       -------------
   The Company is subject to various federal, state and local laws and regulations regarding environmental matters. CRC is a party to various proceedings brought by both regulatory agencies and private parties under federal, state and local laws, including
   Superfund laws, and has also received inquiries from governmental agencies with respect to other potential environmental issues. At December 31, 1996, CRC has received, together with other companies, notices of its involvement as a potentially responsible party or requests for information under the Superfund laws with respect to cleanup and/or removal costs due to its status as an alleged transporter, generator or property owner at 135 locations. However, based on currently available information, the Company believes CRC may have some potential responsibility at only 61 of these sites. Due to the number of parties involved at many of these sites, the wide range of costs of possible remediation alternatives, the changing technology and the length of time over which these matters develop, it is often not possible to estimate CRC's liability for the costs associated with the assessment and remediation of contaminated sites.

   Although the Company's operating results and liquidity could be significantly affected in any quarterly or annual reporting period if CRC were held principally liable in certain of these actions, at December 31, 1996, the Company had accrued $55 million, an amount it believes is sufficient to cover the probable liability and remediation costs that will be incurred at Superfund sites and other sites based on known information and using various estimating techniques. The Company believes the ultimate liability for these matters will not materially affect its consolidated financial condition.

   The Company spent $11 million in 1996, $14 million in 1995 and $8 million in 1994 for environmental remediation and related costs and anticipates spending an amount comparable to that spent in 1996 during 1997. In addition, the Company's capital expenditures for environmental control and abatement projects were approximately $6 million in 1996 and 1995, and $5 million in 1994, and are anticipated to be approximately $10 million in 1997.

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

   The Company may be contingently liable for approximately $63 million at December 31, 1996 under indemnification provisions related to sales of tax benefits.

   CRC had an average of 20,761 employees in 1996, approximately 87% of whom are represented by 14 different labor organizations and are covered by 22 separate collective bargaining agreements. The Company was engaged in collective bargaining at December 31, 1996 with labor organizations representing approximately 22% of its labor force.

   In 1994, Locomotive Management Services, a general partnership of which CRC holds a fifty percent interest, issued $96 million of Equipment Trust Certificates to fund the purchase price of 60 new locomotives. While principal and interest payments on certificates will be fully guaranteed by CRC, through a sharing agreement with its partner, CRC's portion of the guarantee is reduced to approximately $48 million, effective January 1, 1997, with the Company's purchase of twenty of the locomotives.

   CRC has received three adverse jury verdicts related to railroad crossing accidents in Ohio that include significant punitive damage awards that collectively approximate $30 million. CRC believes the punitive damage awards in those cases are improper and that it has meritorious defenses, which it plans to pursue on appeal. The Company is not presently able to reasonably estimate the ultimate outcome of these cases, and accordingly, no expense for such awards has been recorded as of December 31, 1996.

   As part of the Merger Agreement (Note 2), the Company may be a party to certain stock purchase options or, under certain circumstances, be required to pay substantial termination fees.

14.    Condensed Quarterly Data (Unaudited)
       -----------------------------------

                                            First          Second            Third           Fourth
                                       ------------     -----------       -----------     ------------
                                       1996    1995     1996     1995     1996     1995     1996    1995
                                       ----    ----     ----     ----     ----     ----     ----    ----
                                                        ($ In Millions Except Per Share)
   Revenues                            $889    $889     $949     $923     $933     $923     $943    $951
   Income (loss) from operations         69     114       54      180      235      208      243     (46)
   Net income (loss)                     31      55       26      123      138      116      147     (30)
   Net income (loss) per common share:
     Primary                            .36     .66      .30     1.52     1.74     1.44     1.86    (.43)
     Fully diluted                      .35     .61      .29     1.37     1.58     1.31     1.70    (.43)
   Ratio of earnings to fixed charges  1.75x   2.39x    1.57x    3.42x    4.77x    4.02x    4.91x      -
   Dividends per common share          .425    .375     .425     .375     .475     .425     .475    .425
   Market prices per common share
     (New York Stock Exchange)
     High                            77 1/4  57 5/8   73 1/4   56 1/4   74 5/8   70 1/4  100 7/8  74 3/8
     Low                             67 5/8  50 1/2   66 1/4   51 1/8   63 3/4   55 1/8   68 1/2  65 1/2


   During the second quarter of 1996, the Company recorded a one-time charge of $135 million for the non-union employee voluntary early retirement and separation programs and related costs, which reduced net income by $83 million (Note 3). Without this charge, net income would have been $109 million for the quarter ($1.37 and $1.25 per share, primary and fully diluted, respectively).

   As a result of a decrease in a state income tax rate enacted during the second quarter of 1995, income tax expense was reduced by $21 million representing the effects of adjusting deferred income taxes and the special income tax obligation for the rate decrease as required under SFAS 109 (Note 7). Without this one-time tax benefit, the Company's net income for the quarter would have been $102 million ($1.25 and $1.14 per share, primary and fully diluted, respectively). During the fourth quarter of 1995, an asset disposition charge reduced income from operations by $285 million and adversely affected the quarter's net income by $176 million (Note 10). Without the asset disposition charge, net income would have been $146 million ($1.82 and $1.65 per share, primary and fully diluted, respectively) for the fourth quarter of 1995. After the asset disposition charge, earnings were insufficient by $58 million to cover fixed charges for the quarter.

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

CLASS I DIRECTORS - TERM EXPIRING 1997:

        Name, Business Experience                        Prior Service As
        and Other Directorships                          Conrail Director
        -------------------------                        ----------------

H. Furlong Baldwin                                       Since 1988
Chairman and Chief Executive Officer of
Mercantile Bankshares Corporation since
prior to January 1991. Director,
Mercantile Bankshares Corporation,
Baltimore Gas & Electric Company, GRC
International, Inc. and USF&G Corporation.
Age 65.

David M. LeVan                                           Since 1994
Chairman, President and Chief Executive
Officer of Conrail since May 1996.
Served as President and Chief Executive
Officer between March 1995 and May 1996.
President and Chief Operating Officer of
Conrail between September 1994 and March
1995.  Executive Vice President between
November 1993 and September 1994.  Senior
Vice President - Operations between July
1992 and November 1993.  Senior Vice
President - Operating Systems and Strategies between November 1991 and June 1992. Age
51.

Gail J. McGovern                                         Since 1996
Executive Vice President, Consumer Markets
of AT&T since January 1997.   Executive
Vice President, Business Markets of AT&T between November 1995 and January 1997.
Vice President, Business Services of AT&T between April 1994 and November 1995.
Vice President, Strategy of AT&T between
August 1993 and April 1994.  Vice
President, 800 Service of AT&T between
January 1992 and August 1993.  Age 45.

        Name, Business Experience                        Prior Service As
         and Other Directorships                         Conrail Director
        -------------------------                        ----------------


David H. Swanson                                         Since 1989
President and Chief Executive Officer of
Countrymark Cooperative, Inc., a farm
supply and marketing cooperative, since
December 1995.  Chairman, President and
Chief Executive Officer of Explorer
Nutritional Group, an animal nutrition
company, and Chairman of Premiere Agri-
Technologies, Inc., an international
agricultural business, between January
1995 and December 1995.  Chief Executive
Officer of Premiere Agri-Technologies,
Inc. between January 1994 and January
1995. Chairman, President and Chief
Executive Officer of Central Soya Company,
Inc. between 1986 and January 1994.
Director, Fiduciary Trust International.
Age 54.

CLASS II DIRECTORS - TERM EXPIRING 1998:
Kathleen Foley Feldstein                                 Since 1993
President of Economics Studies, Inc., a
private consulting firm, since prior to
January 1, 1991. Director, Bank America
Corporation, Digital Equipment Corporation and John Hancock Mutual Life Insurance
Company.  Age 56.

David B. Lewis                                           Since 1989
Chairman of Lewis, Clay & Munday, P.C., a law firm, since prior to January 1991.
Director, LG&E Energy Corp., Comerica
Bank, and TRW, Inc. Lewis, Clay & Munday provided legal services to Conrail in 1996. Age 52.

John C. Marous                                           Since 1991
Retired in July 1990 from Westinghouse
Electric Corporation where he held the
position of Chairman and Chief Executive
Officer between January 1988 and July
1990.  Director, Mellon Bank, N.A.  Age
71.

Raymond T. Schuler                                       Since 1981
Retired in September 1990 from the
Business Council of New York State, Inc.,
where he held the positions of Vice
Chairman, President and Chief Executive
Officer. Director, Oneida, Ltd., Northeast
Savings and NAMICVSA.   Age 67.

CLASS III DIRECTORS - TERM EXPIRING 1999:
        Name, Business Experience                        Prior Service As
        and Other Directorships                          Conrail Director
        -------------------------                        ----------------

Claude S. Brinegar                                       Since 1990
Vice Chairman of Unocal Corp., a high
technology earth resources company, from
August 1989 to June 1995.  Retired from
Unocal Corp. in May 1992, where he held
the position of Executive Vice President -
Administration and Planning, since 1989.
Director, Maxicare Health Plans, Inc., and a visiting scholar at Stanford University.
Age 70.

Daniel B. Burke                                          1981 to 1986 and
Chairman and Owner, Portland, Maine                      since 1987
Baseball Inc., 1994 to present. Retired
in February 1994 from Capital Cities/ABC,
Inc. where he held the positions of
President and Chief Executive Officer
since June 1990.  Director, Capital
Cities/ABC, Inc., Rohm and Haas Co., Avon
Products, Inc., Morgan Stanley Group
Incorporated and Darden Restaurants.  Age
68.


Roger S. Hillas                                          Since 1981
Retired in January 1993 from Meritor
Savings Bank where he held the positions of Chairman and Chief Executive Officer between July 1988 and December 1992.
Director, P.H. Glatfelter Company, Toll
Bros., Inc., The Bon-Ton Stores, Inc. and
VF Corporation.  Age 69.

E. Bradley Jones                                         Since 1987
Retired in December 1984 from LTV Steel
Company where he held the positions of
Chairman and Chief Executive Officer and
Group Vice President of LTV Corporation.
Director, TRW, Inc.,  Cleveland-Cliffs,
Inc., Birmingham Steel Corporation and
RPM, Inc.; Trustee, First Union Real
Estate Equity and Mortgage Investments and
Trustee, Fidelity Group of Funds.  Age 69.

Item 11.  Executive Compensation.
-------   ----------------------

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

      Directors' Compensation. Directors who are not officers of Conrail receive an annual fee of $25,000 and a fee of $1,000 for each Board and Board committee meeting they attend. Each such director who is a chairman of a Board Committee receives an additional annual fee of $2,000, except the chairman of the Audit Committee who receives an additional annual fee of $2,500. Directors who are officers of Conrail are not paid any fees for service on the Board or on any Board Committees.

     Conrail maintains a Retirement Plan for Non-Employee Directors that provides each director who is not an employee or former employee of Conrail with a retirement benefit equal to the product of (1) one-twelfth of his or her annual retainer fee from Conrail in effect at the time the director ceases to serve as a member of the Board and (2) the number of full months, up to 120, he or she served on the Board, including service on the Board of Consolidated Rail Corporation prior to July 1, 1993.

      Benefits are payable in cash, from Conrail's general assets, in equal monthly installments over the ten-year period beginning with the month following the later of (1) the month in which the director ceases to serve on the Board or (2) the month in which the director attains age 65. Notwithstanding the foregoing, (1) the benefits of directors who cease to serve on the Board on account of disability commence with the month following the month in which the director ceases to serve on the Board, and
(2)  after  a  director's death, his or her benefits shall be paid  to  the director's designated beneficiary, or in the absence of a written designation, to the director's estate, in a lump sum, as soon as practicable following the director's death.

      Benefits are forfeited in the event the director, before he or she attains age 65, is removed from the Board for cause or voluntarily resigns from the Board, unless the resignation is approved by the Board on account of a conflict between the interests of the director and the interests of Conrail.

      Conrail also maintains a Board of Directors Charitable Contributions Program pursuant to which Conrail has purchased life insurance policies of $1 million on the life of each director. Upon the death of an individual director, Conrail will donate $1 million in five annual installments of $200,000 each to one or more qualifying educational or charitable organizations designated by the director, and will be reimbursed by the life insurance proceeds. Individual directors derive no financial benefit from the program; all charitable deductions accrue solely to Conrail. In 1996, a donation of $200,000 was made under the program on behalf of the late Ann F. Friedlaender.

      Compensation of Executive Officers. The following table provides certain summary information concerning compensation awarded to, earned by or paid in 1996 to Conrail's Chairman, President and Chief Executive Officer, David M. LeVan, and each of the four other most highly compensated executive officers of Conrail (determined as of the end of the last fiscal year (December 31, 1996) and hereafter referred to as the "named executive officers") for all services rendered in all capacities to Conrail and its subsidiaries during the fiscal years ended December 31, 1994, 1995 and 1996.

                                     SUMMARY COMPENSATION TABLE

                                                       Long-Term Compensation
                          Annual Compensation                   Awards
                          -------------------        ---------------------------

(a)                        (b)          (c)           (d)            (f)           (g)            (i)


                                                                 Restricted    Securities
Name and                                                         Stock         Underlying      All Other
Principal                            Salary         Bonus        Award(s)      Options/SARS   Compensation
Position                  Year        ($)            ($)           ($)             (#)           ($)(1)
-----------               ----       ------         -----        ----------    ------------   ------------

D. M. LeVan               1996       594,522            0               0(2)         33,000          9,000
Chairman, President       1995       514,519       24,759         509,976(3)         30,746          9,000
& CEO

R. J. Conway              1996       257,031            0               0(2)          9,000          9,000
Sr. Vice President-       1995       223,889      101,367          27,425(3)          9,000          9,000
Operations                1994       166,940       88,023               0                            9,000

B. B. Wilson              1996       251,840            0               0(2)          9,000          9,000
Sr. Vice President-       1995       253,026      114,792          27,425(3)          9,000          9,000
Merger                    1994       245,040      122,500               0                            9,000

J.P. Sammon               1996       217,720            0               0(2)          9,000          9,000
Sr. Vice President-       1995       198,334       90,104          27,425(3)          9,000          9,000
CORE Service Group        1994       135,187       54,207               0                            9,000

T.P. Dwyer                1996       197,819            0               0(2)          9,000          9,000
Sr. Vice President-       1995       198,882       33,736         106,340(3)          9,000          9,000
Unit Train Service        1994       150,446       65,178               0                            9,000
Group


 (1) These amounts represent Conrail's matching contribution in the form of Conrail Preferred Stock of amounts deferred by the named executive officers through a 401(k) plan during 1996, 1995 and 1994. The shares are allocated based on the per share price set at the time the shares were purchased by the plan.

 (2) As of December 31, 1996, Messrs. LeVan, Conway, Wilson, Sammon and Dwyer held, respectively, 15,273, 2,061, 1,230, 0 and 2,212 restricted shares of Conrail Common Stock worth $940,411, $146,513, $122,539, $0 and $124,473, respectively, net of the payments which such officers would have been entitled to receive absent their elections to take restricted shares instead of cash bonuses. Valuation is based on the closing price of Conrail Common Stock on December 31, 1996 ($99.625).

 (3) This figure represents the following: (i) full market value as of the January 31, 1996 grant date of restricted shares of Conrail Common Stock awarded to the named executive officer as a result of a 1995 bonus deferral, and is composed of the amount of the 1995 bonus which such officer elected to defer ($277,546 and $56,368 for Messrs. LeVan and Dwyer, respectively) plus a matching contribution by Conrail in the amount of 50%; and (ii) the value of shares of Conrail Common Stock awarded on January 22, 1996 in settlement of performance shares granted on January 1, 1995 based on Conrail's having met certain predetermined financial performance goals (computed at a fair market value of $68.5625). The number of shares of restricted stock was determined by the fair market value of Conrail Common Stock on January 31, 1996 ($70.3125). Dividends are paid on all restricted shares.

The following table contains information concerning the grant of stock options made to the named executive officers during the fiscal year ended December 31, 1996.

                                 Option/SAR Grants in Last Fiscal Year


                                   Individual Grant                                          Grant Date
                                                                                                Value
   (a)                     (b)             (c)                (d)               (e)               (f)
-------------------------------------------------------------------------------------------------------

                    Number of          % of Total
                    Securities         Options/SARs
                    Underlying         Granted to         Exercise or                        Grant Date
                    Options/SARs       Employees in       Base Price                         Present Value
Name                Granted (#)        Fiscal Year        ($/sh)          Expiration Date    ($) (2)

D. M. LeVan          33,000(1)            6.9%              $70.0313     January 1, 2006       521,730

R.J. Conway           9,000(1)            1.9%              $70.0313     January 1, 2006       142,290

B.B. Wilson           9,000(1)            1.9%              $70.0313     January 1, 2006       142,290

J.P. Sammon           9,000(1)            1.9%              $70.0313     January 1, 2006       142,290

T.P. Dwyer            9,000(1)            1.9%              $70.0313     January 1, 2006       142,290

(1)  Exerciseable as of November, 1996.

(2) Based on modified Black-Scholes Option Pricing Model assuming a four year term and that dividends are compounded quarterly and risk-free rates are compounded continuously over the expected option term. Dividend yield for the options is 2.43%, and the risk free rate of return is 5.34%, using daily volatility rates of 25.30%.

      The following table provides information concerning the exercise of stock options during the fiscal year ended December 31, 1996, by each of the named executive officers and the value of unexercised stock options held by each such officer as of December 31, 1996.

                         Aggregated Option/SAR Exercises in Last Fiscal Year
                               and Fiscal Year-End Option/SAR Values

   (a)                  (b)                (c)                    (d)              (e)
                                                             Number of
                                                             Securities         Value of
                                                             Underlying         Unexercised
                                                             Unexercised        In-the-Money
                                                             Options/SARs       Options/SARs
                                                             at FY-End (#)      at FY-End ($)

                  Shares Acquired                            Exercisable/       Exercisable/
Name              On Exercise (#)     Value Realized ($)     Unexercisable      Unexercisable(1)
----              ---------------     ------------------     -------------      ----------------

D. M. LeVan               0                   0              E     98,896       E   4,357,479
                                                             U          0       U           0

R. J. Conway              0                   0              E     27,375       E   1,242,867
                                                             U          0       U           0

B. B. Wilson           65,716             3,654,824          E          0       E           0
                                                             U          0       U           0

J.P. Sammon            17,375              562,867           E     18,125       E     739,226
                                                             U          0       U           0

T.P. Dwyer             30,500             1,314,437          E          0       E           0
                                                             U          0       U           0


(1) This valuation is based on the fair market value of Conrail Common Stock on December 31, 1996 ($99.6875).

                    Long-Term Incentive Plans ---Awards in Last Fiscal Year

                                                     Estimated Future Payouts
                                                  under Non-Stock Price-Based Plans
                                                  ---------------------------------
   (a)             (b)               (c)            (d)            (e)           (f)
                                  Performance
               Number of          or Other
               Shares, Units      Period Until
               or Other           Maturation
Name           Rights (#)(1)      or Payout      Threshold (#)   Target (#)   Maximum(#)
D. M. LeVan       4,400           January 1999      3,960          4,400        4,400

R. J. Conway      1,200           January 1999      1,080          1,200        1,200

B. B. Wilson      1,200           January 1999      1,080          1,200        1,200

J.P. Sammon       1,200           January 1999      1,080          1,200        1,200

T.P. Dwyer        1,200           January 1999      1,080          1,200        1,200


(1) Represents performance shares granted to the named executive officers in 1996. Shares will vest proportionately in January 1999 if Conrail has met 90% or more of a three-year, cumulative cash flow goal.

                 Pension Plan Table and Related Disclosure

     The following table shows estimated annual retirement benefits payable under the Supplemental Pension Plan of Consolidated Rail Corporation.

                                          Years of Service
----------------------------------------------------------------------------

Remuneration                15 YRS    20 YRS    25 YRS    30 YRS    35 YRS
------------                -------   -------   -------   -------   -------
$  125,000                 $ 20,928  $ 27,905  $ 34,881  $ 41,857  $ 48,833
   150,000                   26,178    34,905    43,631    52,357    61,083
   175,000                   31,428    41,905    52,381    62,857    73,333
   200,000                   36,678    48,905    61,131    73,357    85,583
   225,000                   41,928    55,905    69,881    83,857    97,833
   250,000                   47,178    62,905    78,631    94,357   110,083
   300,000                   57,678    76,905    96,131   115,357   134,583
   400,000                   78,678   104,905   131,631   157,357   183,583
   450,000                   89,178   118,905   148,631   178,357   208,083
   500,000                   99,678   132,905   166,131   199,357   232,583
   600,000                  120,678   160,905   201,131   241,357   281,583
   700,000                  141,678   188,905   236,131   283,357   330,583
   750,000                  152,178   202,905   253,631   304,357   355,083
 1,250,000                  257,178   342,905   428,631   514,357   600,083
 1,500,000                  309,678   412,905   516,131   619,357   722,583


      Messrs. LeVan, Conway, Wilson, Sammon and Dwyer have 18, 27, 17, 17 and 24 years of credited service, respectively. Compensation covered by the Pension Plan consists of an employee's wages for federal income tax purposes (see column (c) to the Summary Compensation Table plus any bonus paid in 1996; column (d) reflects bonuses earned in the stated year, but not paid in such year), excluding reimbursements, fringe benefits, gains from the exercise of employee stock options, and contributions to deferred compensation plans other than employee deferrals under Conrail's Matched Savings Plan. In 1996, the covered compensation of Messrs. LeVan, Conway, Wilson, Sammon and Dwyer was $625,826, $260,636, $308,554, $210,455, and
$233,707, respectively. The table above shows estimated annual retirement benefits, after application of the Pension Plan's railroad retirement offset, payable to participants as a straight life annuity under the Pension Plan upon normal retirement at age 65 based upon final average compensation and years of Conrail service. The table does not reflect statutory limits on benefits under tax-qualified plans.

          Employment Agreements and Termination of Employment and
                      Change in Control Arrangements

      To ensure that Conrail would have the continued dedicated service of certain executives notwithstanding the possibility, threat or occurrence of changes in control, in 1995, Conrail entered into severance agreements with its officers and certain key employees, including the officers named in the Summary Compensation Table ("Change of Control Contracts"). The agreements generally provide that if the executive is Terminated other than for Cause within three years after a Change in Control, or within two years of regulatory approval of such Change in Control, each as defined in the agreement, such executive is entitled to receive severance benefits. Such benefits would be equal to a lump sum payment equal to all previously accrued cash compensation, three times the sum of the then-current base salary and highest annual bonus earned within the previous three calendar years, together with certain other payments and benefits, including continuation of employee welfare benefits and an additional payment to compensate the executive for certain excise taxes imposed upon payments under such agreements. In addition, such Termination would result in the acceleration of vesting or lapse of restricted periods on previously granted stock-based incentive awards.

     In connection with the proposed merger with CSX Corporation, CSX has agreed to pay to Mr. LeVan, in lieu of any stay bonus and severance or termination benefits, a lump sum equal to the economic value of the employment agreement (as reasonably determined by the parties in good faith) which CSX and Mr. LeVan had entered into in connection with the Conrail-CSX merger as originally proposed. Company executives (other than Mr. LeVan) will be paid the value of their Change of Control Contracts in accordance with the terms thereof if their employment is terminated under certain specified circumstances or if they remain employed until May 31, 1998.

     CSX Corporation has agreed to honor all obligations under employment agreements and employee benefit plans, programs and policies and arrangements of Conrail in accordance with the terms of the Merger Agreement and to provide benefits to those employees of Conrail transferred to CSX or another entity. Severance or supplemental retirement benefits will be provided to non-union employees (other than executive level employees) who are terminated within three years following the regulatory approval of the merger, equal to between six months and 24 months of salary (depending upon an employee's service). Medical coverage will also be continued for these employees for specified periods. A stay bonus program will also be established that provides a lump sum cash payment to non-union employees who remain employed until regulatory approval of the merger with additional payments made to those employees who remain employed for up to six months thereafter.

Item 12.  Security Ownership of Certain Beneficial
-------   ----------------------------------------
          Owners and Management.
          ---------------------

      Outstanding Shares. As of the close of business on March 3, 1997, there were issued and outstanding 83,144,397 shares of Conrail Common Stock and 6,358,470 shares of Conrail Preferred Stock. To Conrail's knowledge, the only persons (or "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who, as of March 3, 1997, owned beneficially more than 5% of any class of Conrail's voting securities are listed in the following table:


                     Name and Address               Amount and Nature of             Percent
Title of Class       of Beneficial Owner            Beneficial Ownership             of Class
--------------       -------------------            --------------------             --------

Conrail Common      Green Acquisition Corp.,       17,775,124 (of which: sole         21.4%
Stock               a wholly- owned subsidiary of  voting power - 17,775,124;
                    CSX Corp.                      shared voting power - 0; sole
                    One James Center               dispositive power -17,775,124;
                    901 E. Cary Street             shared dispositive power - 0) (1)
                    Richmond, VA  23219

Conrail Common      Alantic Acquisition Corp.,     8,200,100 (of which: sole           9.9%
Stock               a wholly-owned subsidiary of   voting power - 8,200,100;
                    Norfolk Southrn Corp.          shared voting power - 0; sole
                    Three Commercial Place         dispositive power - 8,200,100;
                    Norfolk, VA  23510             shared dispositive power - 0) (2)

Conrail Preferred  Fidelity Management Trust Co.   4,825,000 shares,not individually, 75.9%
Stock              82 Devonshire Street            but solely in its capacity
                   Boston, MA  02109               as Trustee of the ESOP (3)


1. Held in trust by Deposit Guaranty National Bank, One Deposit Guaranty Plaza, Jackson, Mississippi. These shares represent 19.9% of Conrail's total voting securities (Common Stock and Preferred Stock voting as one class). CSX also beneficially owns an additional 15,955,477 shares of Conrail Common Stock pursuant to a Conrail Stock Option Agreement dated as of October 14, 1996 between Conrail and CSX, pursuant to which CSX currently has the right to purchase up to that number of additional shares at a price of $92.50 per share. These option shares, together with the 17,775,124 shares referred to above, represent approximately 37.7% of Conrail's total voting securities.

2. Held in trust by First American National Bank, 300 Union Street, Nashville, Tennessee. These shares represent 9.2% of Conrail's total voting securities.

3. Shares of Conrail Preferred Stock are convertible into shares of Conrail Common Stock at any time on a share-for-share basis, subject to certain antidilution adjustments. As a result, ownership of shares of Conrail Preferred Stock is deemed to be ownership of an equal number of shares of Conrail Common Stock. These 4,825,000 shares of Conrail Preferred Stock represent 5.4% of Conrail's total voting securities.

     Ownership by Management of Equity Securities. The following table sets forth the beneficial ownership, as of March 3, 1997, of Conrail Common

Stock and Conrail Preferred Stock of each director and nominee, each of the executive officers named in the Summary Compensation Table and all directors and executive officers as a group. Unless otherwise indicated, each such person has sole voting and investment power with respect to such shares of Conrail Common Stock and sole voting power with respect to such shares of Conrail Preferred Stock. The ESOP Trustee holds sole investment power with respect to all shares of Conrail Preferred Stock. As of March 3, 1997, all Conrail directors and officers as a group owned less than one percent (1%) of the aggregate outstanding Conrail Common Stock and Conrail Preferred Stock.

                                                         Amount and Nature
                         Name and Title                     of Beneficial
Title of Class          of Beneficial Owner                   Ownership
--------------          -------------------               -----------------
Conrail Common Stock    H. Furlong Baldwin                            2,000
                        Director

                        Claude S. Brinegar
                        Director                                      1,000

                        Daniel B. Burke
                        Director                                      2,000

                        Kathleen Foley Feldstein
                        Director                                        700

                        Roger S. Hillas
                        Director                                      2,362

                        E. Bradley Jones
                        Director                                      1,000

                        David B. Lewis
                        Director                                        919

                        John C. Marous
                        Director                                        612

                        Gail J. McGovern
                        Director                                          0

                        Raymond T. Schuler
                        Director                                      6,070

                        David H. Swanson
                        Director                                        452

                        David M. LeVan
                        Director, Chairman, President and
                        Chief Executive Officer                     138,896(1)



                        Bruce B. Wilson
                        Senior Vice President - Merger               28,166(1)

                        Ronald J. Conway
                        Senior Vice President - Operations           33,481(1)

                        John P. Sammon
                        Senior Vice President - CORE Service Group   23,839(1)

                        Timothy P. Dwyer
                        Senior Vice President - Unit Train
                        Service Group                                12,252(1)

                        All Directors and Executive Officers        577,760
                        as a group(2)



       (1) For Messrs. LeVan, Wilson, Conway, Sammon and Dwyer, respectively, includes options exercisable within 60 days to acquire
98,896,  0, 27,375, 18,125 and 0 shares of Conrail Common Stock and 1,968,
1,700, 1,903, 1,673 and 1,665 shares of Conrail Preferred Stock allocated to the accounts of the named officers pursuant to the ESOP. Shares of Conrail Preferred Stock are convertible into shares of Conrail Common Stock at any time on a share-for-share basis, subject to certain antidilution adjustments. As a result, ownership of shares of Conrail Preferred Stock is deemed to be ownership of an equal number of shares of Conrail Common
Stock.

      (2) Includes options exercisable within 60 days to acquire 356,560 shares of Conrail Common Stock and 35,842 shares of Conrail Preferred Stock allocated to the accounts of individual officers pursuant to the ESOP.
This number also includes shares held by all officers of Consolidated Rail
Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------
Section 16(a) of the Exchange Act and the rules and regulations promulgated thereunder  require  that certain officers, directors  and  10%  beneficial owners  of  Conrail  Common  Stock file with the  Securities  and  Exchange
Commission,  within specified time periods, reports concerning transactions in  Conrail securities.  Based on its review of the filed forms or  written representations that, in certain instances, no filing is required,  Conrail believes  that  all  Section  16(a) filing requirements  during  1996  were complied  with, except that, due to administrative error, one  timely-filed report  of each of Bruce B. Wilson, Senior Vice President-Merger, and  Lucy
S.L. Amerman, Vice President-Risk Management, disclosed an incorrect number of shares sold in a tender offer and stock options granted, respectively.

          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------
          None except as disclosed in Item 10.


                               PART IV

Item 14.  Exhibits, Financial Statement
-------   -----------------------------
          Schedules, and Reports on Form 8-K.
          ----------------------------------

(a)  The following documents are filed as a part of this report:

     1.   Financial Statements:
                                                                   Page
                                                                   ----
          Report of Independent Accountants......................    41
          Consolidated Statements of Income for each of the
               three years in the period ended December 31, 1996.    42
          Consolidated Balance Sheets at December 31, 1996
               and 1995 .........................................    43
          Consolidated Statements of Stockholders'
               Equity for each of the three years in the
               period ended December 31, 1996....................    44
          Consolidated Statements of Cash Flows for each of
               the three years in the period ended
               December 31, 1996   ..............................    45
          Notes to Consolidated Financial Statements.............    46

     2.   Financial Statement Schedules:

          The following financial statement schedules should be read in connection with the financial statements listed in Item 14(a)1 above.

                  Index to Financial Statement Schedules
                  --------------------------------------

                                                                   Page
                                                                   ----
          Schedule II    Valuation and Qualifying Accounts.......   S-1

          Schedules other than those listed above are omitted for reasons that they are not required, are not applicable, or the information is included in the financial statements or related notes.







     3.   Exhibits:

          Exhibit No.
          ----------
     2.1       Agreement and Plan of Merger among Consolidated Rail
               Corporation, Conrail Inc. and Conrail Subsidiary Corporation
               dated as of February 17, 1993, filed as Appendix A to the
               Proxy Statement of Consolidated Rail Corporation, dated
               April 16, 1993 and incorporated herein by reference.

     2.2       Agreement and Plan of Merger dated October 14, 1996 among
               Conrail Inc., CSX Corporation and Green Acquisition Corp.
               (the "Merger Agreement") (incorporated by reference to
               Exhibit (c)(1) to the Solicitation/Recommendation Statement on Schedule 14D-1, originally filed with the Securities and Exchange Commission ("SEC") on October 16, 1996 (the
               "CSX 14D-1")).

     2.3 First Amendment to the Merger Agreement, dated as of November 5, 1996 (incorporated by reference to Exhibit
               (c)(7) to the CSX 14D-1).

     2.4 Second Amendment to the Merger Agreement, dated as of December 18, 1996 (the "Second Amendment") (incorporated by reference to Exhibit (c)(10) to the CSX 14D-1).

     2.5       Third Amendment to the Merger Agreement, dated as of March
               7, 1997 (the "Third Amendment") (incorporated by reference to Exhibit (c)(12) to the CSX 14D-1).

     3.1 Articles of Incorporation of the Registrant filed as Appendix B to the Proxy Statement of Consolidated Rail
               Corporation, dated April 16, 1993 and incorporated herein by reference.

     3.2       Amended and Restated Bylaws of the Registrant filed as
               Exhibit 3 to the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

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

     4.9       Form of Indenture between Consolidated Rail Corporation and
               The First National Bank of Chicago, as Trustee, with respect to the issuance of up to $1.25 billion aggregate principal amount of Consolidated Rail Corporation's debt securities, filed as Exhibit 4 to Consolidated Rail Corporation's
               Registration Statement on Form S-3 (Registration No. 33-
               34040) and incorporated herein by reference.

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

     10.3      Letter agreement dated March 16, 1988 between Consolidated
               Rail Corporation and Penn Central Corporation relating to hearing loss litigation, filed as Exhibit 19.1 to Consolidated Rail Corporation's Quarterly Report on Form 10-
               Q for the quarter ended March 31, 1988 and incorporated herein by reference.

     10.4      Conrail Stock Option Agreement, dated as of October 14, 1996
               (incorporated by reference to Exhibit (c)(2) of the CSX 14D-
               1).

     Management Compensation Plans and Contracts
     -------------------------------------------

     10.5      Consolidated Rail Corporation 1993 Annual Performance
               Achievement Reward Plan, filed as Exhibit 3.10(v) to the
               Registrant's Form 8-B dated July 13, 1993 and incorporated herein by reference.

     10.6      Consolidated Rail Corporation 1994 Annual Performance
               Achievement Reward Plan for Officers, filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

     10.7      Consolidated Rail Corporation 1995 Annual Performance
               Achievement Reward Plan for Officers, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

     10.8      Consolidated Rail Corporation 1996 Annual Performance
               Achievement Reward Plan for Officers.

     10.9      Retirement Plan for Non-employee Directors, as amended
               February 21, 1990, filed as Exhibit 10.10 to Consolidated
               Rail Corporation's Annual Report on Form 10-K for the year ended December 31, 1989 and included herein by reference.




     10.10 Conrail 1987 Long-Term Incentive Plan, filed as Exhibit 4.4 to Consolidated Rail Corporation's Registration Statement on
               Form S-8 (Registration No. 33-19155) and incorporated herein by reference.

     10.11 Conrail 1991 Long-Term Incentive Plan, amended and restated as of May 15, 1996, filed as Appendix A to the Registrant's Proxy
               Statement dated April 3, 1996 and incorporated herein by reference.

     10.12     Conrail Senior Executive Performance Plan, filed as Appendix
               A to the Registrant's Proxy Statement for the 1995 Annual
               Meeting of Shareholders, dated April 3, 1995, and incorporated herein by reference.

     10.13 Form of Severance Agreement between the Registrant and each of the officers of Consolidated Rail Corporation, dated as of August 1, 1995, filed as Exhibit 10.1 to the Registrant's
               Report on Form 10-Q for the quarterly period ended September
               30, 1995 and incorporated herein by reference.

     11        Statement of earnings per share computations.

     12        Computation of the ratio of earnings to fixed charges.

     21 Subsidiaries of the Registrant, filed as Exhibit 21 of the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993 and incorporated herein by reference.

     23        Consent of Independent Accountants.

     24        Each of the officers and directors signing this Annual
               Report on Form 10-K has signed a power of attorney, contained on page 86 hereof, with respect to amendments to this Annual Report.

     27        Financial Data Schedule.


(b)  Reports on Form 8-K.
     -------------------
     October 22, 1996, in connection with Merger Agreement between
     CSX Corporation and Consolidated Rail Corporation.





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



                             POWER OF ATTORNEY
                             -----------------

     Each person whose signature appears below under "SIGNATURES" hereby authorizes Timothy T. O'Toole and John A. McKelvey, or either of them, to execute in the name of each such person, and to file, any amendment to this report and hereby appoints Timothy T. O'Toole and John A. McKelvey, or either of them, as attorneys-in-fact to sign on his or her behalf, individually and in each capacity stated below, and to file any and all amendments to this report.

                                SIGNATURES
                                ----------
     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act 1934, Conrail Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONRAIL INC.

Date: March 19, 1997

                                        By  /s/ David M. LeVan
                                        ----------------------
                                        David M. LeVan
                                        Chairman, President and Chief
                                        Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 19th day of March, 1997, by the following persons on behalf of Conrail Inc. and in the capacities indicated.

Signature                               Title

/s/ David M. LeVan
------------------                      Chairman, President and Chief
David M. LeVan                          Executive Officer and Director
                                        (Principal Executive Officer)


/s/ John A. McKelvey
-------------------                     Senior Vice President-Finance
John A. McKelvey                        (Principal Financial Officer)


/s/ Donald W. Mattson
---------------------                   Vice President-Controller
Donald W. Mattson                       (Principal Accounting Officer)




/s/ H. Furlong Baldwin                  Director
----------------------
H. Furlong Baldwin


/s/ Claude S. Brinegar                  Director
----------------------
Claude S. Brinegar


                                        Director
-------------------
Daniel B. Burke


/s/ Kathleen Foley Feldstein            Director
----------------------------
Kathleen Foley Feldstein


/s/ Roger S. Hillas                     Director
-------------------
Roger S. Hillas


/s/ E. Bradley Jones                    Director
--------------------
E. Bradley Jones


/s/ David B. Lewis                      Director
------------------
David B. Lewis


/s/ John C. Marous                      Director
------------------
John C. Marous


/s/ Gail J. McGovern                    Director
--------------------
Gail J. McGovern


/s/ Raymond T. Schuler                  Director
----------------------
Raymond T. Schuler


                                        Director
--------------------
David H. Swanson



                                    E-1
                               EXHIBIT INDEX



Exhibit No.
----------


10.8      Consolidated Rail Corporation 1996 Annual Performance
          Achievement Reward Plan for Officers

11        Statement of earnings per share
          computations

12        Computation of the ratio of earnings
          to fixed charges

23        Consent of Independent Accountants

27        Financial Data Schedule

Exhibits 2.1, 2.2, 2.3, 2.4, 2.5, 3.1, 3.2, 4.1, 4.2, 4.3, 4.4, 4.5, 4.6,
4.7, 4.8, 4.9, 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.9, 10.10,
10.11, 10.12, 10.13 and 21 are incorporated herein by reference. Powers of attorney with respect to amendments to this Annual Report are contained on page 86.








