Form 10-Q
period 1997-03-31
CONRAIL INC
filed 1997-05-12
CIK 897732

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q



(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997
                                                        --------------
    or

( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from       to
                                                        -----    -----

Commission file number  1-12184
                        -------

                             CONRAIL INC.
     ------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

            Pennsylvania                           23-2728514
------------------------------------    ------------------------------
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

Number of shares of common stock outstanding (as of April 30, 1997)
83,344,079
                             CONRAIL INC.



                                 INDEX





                                                         Page Number

                                                         -----------
  PART I.   FINANCIAL INFORMATION

            Item 1.  Financial Statements:

                     Condensed Consolidated Statements
                     of Income - Quarters ended
                     March 31, 1997 and 1996                  3

                     Condensed Consolidated Balance
                     Sheets - March 31, 1997 and
                     December 31, 1996                        4

                     Condensed Consolidated Statements
                     of Cash Flows - Quarters ended
                     March 31, 1997 and 1996                  5

                     Notes to Condensed Consolidated
                     Financial Statements                     6

                     Report of Independent Accountants        8

            Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations                9

  PART II.  OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K        13

  SIGNATURES                                                 14

                     PART I. FINANCIAL INFORMATION
                             CONRAIL INC.

 Item 1.  Financial Statements.
          --------------------

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


 ($ In Millions Except Per Share Data)
                                                 Quarters ended
                                                    March 31,
                                               -------------------
                                                1997         1996
                                                ----         ----
 Revenues                                       $906         $889
                                                ----         ----
 Operating expenses
  Way and structures                             124          140
  Equipment                                      202          219
  Transportation                                 354          362
  General and administrative                     110           99
                                                ----         ----
     Total operating expenses                    790          820
                                                ----         ----
 Income from operations                          116           69
 Interest expense                                (45)         (47)
 Other income, net                                27           28
                                                ----         ----
 Income before income taxes                       98           50
 Income taxes                                     37           19
                                                ----         ----
 Net income                                     $ 61         $ 31
                                                ====         ====


 Net income per common share
   Primary                                     $ .74        $ .36
   Fully diluted                                 .70          .35
 Dividends per common share                    $.475        $.425
 Weighted average number of shares used in
 computing earnings per share (thousands)
   Primary                                    80,025       78,002
   Fully diluted                              86,842       87,759
 Ratio of earnings to fixed charges             2.52x        1.75x

 See accompanying notes.

                             CONRAIL INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

   ($ In Millions)                           March 31,     December 31,
                                               1997            1996
                                             ---------     ------------
        ASSETS
   Current assets
     Cash and cash equivalents               $   32          $   30
     Accounts receivable                        662             630
     Deferred tax assets                        293             293
     Material and supplies                      141             139
     Other current assets                        34              25
                                             ------          ------
         Total current assets                 1,162           1,117
   Property and equipment, net                6,599           6,590
   Other assets                                 709             695
                                             ------          ------
         Total assets                        $8,470          $8,402
                                             ======          ======


       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Short-term borrowings                       65              99
     Current maturities of long-term debt        82             130
     Accounts payable                           148             135
     Wages and employee benefits                167             143
     Casualty reserves                          140             141
     Accrued and other current liabilities      476             444
                                             ------          ------
         Total current liabilities            1,078           1,092
   Long-term debt                             1,889           1,876
   Casualty reserves                            195             190
   Deferred income taxes                      1,520           1,478
   Special income tax obligation                330             346
   Other liabilities                            306             313
                                             ------          ------
         Total liabilities                    5,318           5,295
                                             ------          ------
   Stockholders' equity
     Series A ESOP convertible junior
      preferred stock                           183             211
     Unearned ESOP compensation                (221)           (222)
     Common stock                                89              88
     Additional paid-in capital               2,430           2,404
     Employee benefits trust                   (357)           (384)
     Retained earnings                        1,376           1,357
                                             ------          ------
                                              3,500           3,454
     Treasury stock                            (348)           (347)
                                             ------          ------
         Total stockholders' equity           3,152           3,107
                                             ------          ------
         Total liabilities and
          stockholders' equity               $8,470          $8,402
                                             ======          ======




   See accompanying notes.

                             CONRAIL INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)



  ($ In Millions)
                                                   Quarters ended
                                                      March 31,
                                                 ------------------
                                                   1997       1996
                                                  -----       ----

 Cash flows from operating activities              $170      $ 121
                                                   ----      -----

 Cash flows from investing activities
 Property and equipment acquisitions                (41)       (18)
 Other                                               (4)       (16)
                                                   ----      -----

     Net cash used in investing activities          (45)       (34)
                                                   ----      -----

 Cash flows from financing activities
 Net proceeds from (repayment of)
   short-term borrowings                            (34)        45
 Payment of long-term debt                          (63)       (97)
 Repurchase of common stock                           -        (41)
 Dividends paid on common stock                     (40)       (35)
 Dividends paid on preferred stock                   (3)       (10)
 Other                                               17          5
                                                   ----      -----

     Net cash used in financing activities         (123)      (133)
                                                   ----      -----

 Increase (decrease) in cash and cash equivalents     2        (46)

 Cash and cash equivalents
   Beginning of period                               30         73
                                                   ----      -----

   End of period                                   $ 32      $  27
                                                   ====      =====




 See accompanying notes.

                              CONRAIL INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)


      1. The unaudited financial statements contained herein present the consolidated financial position of Conrail Inc. (the "Company") as of March 31, 1997 and December 31, 1996, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods included.

     The rules and regulations of the Securities and Exchange Commission permit certain information and footnote disclosures, ordinarily required by generally accepted accounting principles, to be condensed or omitted from interim financial reports. Accordingly, the financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996, presented in the Company's Annual Report on Form 10-K.

      2. In January 1997, Consolidated Rail Corporation ("CRC") assumed $31 million of Equipment Trust Certificates, at an interest rate of 8.31%, due 2012, to finance the lease buyout of 20 locomotives from Locomotive Management Services, a general partnership of which CRC holds a fifty percent interest.

     3. Effective April 1, 1997, the Company's Board of Directors authorized the vesting of all stock options and performance shares outstanding in connection with the proposed acquisition of the Company by CSX Corporation and Norfolk Southern Corporation. The vesting of the performance shares will result in an $18 million charge to operating expenses in April 1997, while the vesting of stock options will not have an income statement effect.

     4. During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. The EPS included in the Company's financial statements is computed in accordance with APB Opinion No. 15, "Earnings per Share". However, had the Company adopted the provisions of SFAS 128 in the first quarter of 1997, basic EPS and diluted EPS would be approximately the same as the current computations of primary EPS and fully diluted EPS, respectively, included in the Company's financial statements.

     5. Information regarding contingent liabilities and litigation was included in Note 13 to Consolidated Financial Statements and
     Part I, Item 3 - Legal Proceedings in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. There have been no material developments with respect to these matters during the first three months of 1997, except as disclosed in the Annual Report on Form 10-K or elsewhere herein.

                     REPORT OF INDEPENDENT ACCOUNTANTS


    The Stockholders and Board of Directors of
    Conrail Inc.

    We have reviewed the accompanying condensed consolidated balance sheet of Conrail Inc. and its subsidiaries (the "Company") as of March 31, 1997 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997 and March 31, 1996. This financial information is the responsibility of the Company's management.

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

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, of stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 1997, except as to Note 2 to the consolidated financial statements, which is as of March 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




    PRICE WATERHOUSE LLP
    Thirty South Seventeenth Street
    Philadelphia, PA 19103

    April 16, 1997

                             CONRAIL INC.

    Item 2.  Management's Discussion and Analysis of Financial
             -------------------------------------------------
            Condition and Results of Operations.
            -----------------------------------

    Results of Operations
    ---------------------

    Overview
    --------

    Net income for Conrail Inc. ("Conrail" or "the Company") for the first quarter of 1997 was $61 million ($.74 per share, primary and $.70 per share, fully diluted basis) compared with net income of $31 million ($.36 per share, primary and $.35 per share, fully diluted basis) for the first quarter of 1996. Included in net income for the first quarter of 1997 were merger-related costs of $14 million (net of $8 million of tax benefits). Without these costs, net income would have been $75 million ($.91 and $.86 per share, primary and fully diluted, respectively).

    Traffic volume and revenues for the first quarter of 1997 increased 4.9% and 1.9%, respectively, as compared with the first quarter of 1996. Operating expenses, excluding merger-related costs of $22 million, decreased $52 million, or 6.3%, for the first three months of 1997 as compared with the comparable period for 1996. The Company's operating expenses for the first quarter of 1996 were unfavorably affected by difficult operating conditions caused by severe weather experienced over most of the Company's service area. The increase in revenues and decrease in operating expenses resulted in an operating ratio (operating expenses as a percent of revenues) of 87.2% (84.7% excluding merger-related costs) for the first quarter of 1997 as compared with 92.3% for the first quarter of 1996.


    Proposed Merger
    ---------------
    On April 8, 1997, Conrail and CSX Corporation ("CSX") entered into the Fourth Amendment (the "Fourth Amendment") to the Merger Agreement (as amended through the Fourth Amendment, the "Merger Agreement") which facilitated CSX and Norfolk Southern Corporation ("NSC") entering into an agreement with respect to their joint acquisition of the Company as contemplated by the Third Amendment to the Merger Agreement, dated as of March 7, 1997. The terms of the CSX-NSC Agreement are embodied in a letter agreement dated as of April 8, 1997 (the "CSX/NSC Letter Agreement").

    The CSX/NSC Letter Agreement provides, among other things, (i) for the termination of the NSC's outstanding offer to purchase Conrail shares and the dismissal of litigation between CSX and NSC, (ii) that the Company will, after the effective time of its merger into a wholly-owned subsidiary of CSX, become a direct or indirect jointly-owned subsidiary of CSX and NSC, (iii) that CSX and NSC will jointly acquire, for $115 in cash, all Conrail shares not already owned by CSX and NSC through a tender offer scheduled to close on May 23, 1997 and subsequent merger, and
    (iv) that the Company is expected to continue to be managed by its existing Board of Directors until the requisite approval of the Surface Transportation Board is obtained, at which time CSX and NSC will be separately allocated certain of the Company's railroad assets and will jointly operate certain other railroad operations of the Company.

    The Fourth Amendment also provides that, following April 8,
    1997, the Company's Board of Directors will not declare, and the Company will not pay, any dividend on the Company's capital stock with a record date on or prior to May 30, 1997.

    In light of the pending acquisition of Conrail by CSX and NSC, Standard & Poor's rating agency has downgraded Consolidated Rail Corporation's ("CRC") long-term unsecured debt to BBB and its secured equipment trust certificates to A, while affirming CRC's A1 commercial paper rating. Moody's Investors Service has rated CRC's long-term unsecured debt as Baa2, its secured equipment trust certificates as A1 and its commercial paper as P-2.


    First Quarter 1997 compared with First Quarter 1996
    ---------------------------------------------------

    Net income for the first quarter of 1997 was $61 million as compared with net income for the first quarter of 1996 of $31 million.

    Operating revenues (primarily freight and line-haul revenues, but also including switching, demurrage and incidental revenues) increased $17 million, or 1.9%, from $889 million in the first quarter of 1996 to $906 million in the first quarter of 1997. A 4.9% increase in traffic volume in units (freight cars and intermodal trailers and containers) resulted in a $41 million increase in revenues. However, a decline in average revenue per unit decreased revenues by $22 million for the quarter, due to decreases in average rates, $14 million, and an unfavorable traffic mix, $8 million.

    Operating expenses decreased $30 million, or 3.7%, from $820 million in the first quarter of 1996 to $790 million in the first quarter of 1997. The following table sets forth the operating expenses for the two periods:

                                       First Quarter
                                       -------------
                                                           Increase
    ($ In Millions)                    1997       1996    (Decrease)
                                       ----       ----    ----------

    Compensation and benefits          $313       $344       $(31)
    Fuel                                 57         50          7
    Material and supplies                49         60        (11)
    Equipment rents                      92         98         (6)
    Depreciation and amortization        73         71          2
    Casualties and insurance             39         48         (9)
    Other                               167        149         18
                                       ----       ----       -----
                                       $790       $820       $(30)
                                       ====       ====       =====

    Compensation and benefits decreased $31 million, or 9.0%, primarily as a result of reductions in employment levels and other employee-related costs, as well as lower accruals for wage increases and less weather-related overtime costs occurring during the first quarter of 1997 as compared with the same period of 1996. Compensation and benefits as a percent of revenues was 34.6% in the first quarter of 1997 as compared with 38.7% in the first quarter of 1996.

    Fuel costs increased $7 million, or 14.0%, as a result of higher average fuel prices during the first quarter of 1997 as compared with the same quarter of 1996. Fuel prices are expected to decline during the remainder of 1997.

    The decline in material and supplies costs of $11 million, or 18.3%, was mostly attributable to a higher level of expenditures for repairs and maintenance of locomotives and freight cars in the first quarter of 1996 due to adverse weather conditions and an increase in the allocation of material used in capital vs. maintenance projects in the first quarter of 1997.

    Casualties and insurance costs decreased $9 million, or 18.8%, primarily due to reductions in employee injuries and loss and damage claims.

    Other expenses increased $18 million, or 12.1%, primarily as a result of merger-related costs of $22 million incurred in connection with the proposed acquisition of the Company by CSX and NSC.

    The Company's operating ratio was 87.2% for the first quarter of 1997 compared with 92.3% for the first quarter of 1996.
    Excluding the merger-related costs, the operating ratio for the first quarter of 1997 would have been 84.7%.

    Liquidity and Capital Resources
    -------------------------------

    The Company's cash and cash equivalents increased $2 million in the first quarter of 1997, from $30 million at December 31, 1996 to $32 million at March 31, 1997. Cash generated from operations, primarily from its wholly-owned subsidiary, CRC, and borrowings have been the Company's principal sources of liquidity and are used primarily for capital expenditures, debt service and dividends. In the first quarter of 1997, operating activities provided cash of $170 million.

    The principal uses of cash during the quarter were for: property and equipment acquisitions, $41 million; payment of long-term debt, $63 million; and cash dividends on common and preferred stock, $43 million.

    Working capital (current assets less current liabilities) of $84 million existed at March 31, 1997 as compared with $25 million at December 31, 1996.

    During the first quarter of 1997, CRC issued $45 million of commercial paper and repaid $79 million. At March 31, 1997, $165 million of commercial paper remained outstanding, of which $100 million is classified as long-term debt since it is expected to be refinanced through subsequent issuances of commercial paper and is supported by a long-term credit facility.

    In January 1997, CRC assumed $31 million of Equipment Trust
    Certificates, at an interest rate of 8.31%, due 2012, to finance the lease buyout of 20 locomotives from Locomotive Management
    Services, a general partnership of which CRC holds a fifty percent interest.

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


                                    CONRAIL INC.
                                    Registrant





                                    /s/ Timothy T. O'Toole
                                    -----------------------
                                    Timothy T. O'Toole
                                    Senior Vice President - Law






                                    /s/ John A. McKelvey
                                    -----------------------
                                    John A. McKelvey
                                    Senior Vice President - Finance
                                    (Principal Financial Officer)


    Date: May 9, 1997

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